Form 10KSB
period 2003-12-31
VASO ACTIVE PHARMACEUTICALS INC
filed 2004-03-26
CIK 1232400

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

☒ Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the Fiscal Year Ended December 31, 2003
or
☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the Transition Period From To

Commission File Number: 001-31925

VASO ACTIVE PHARMACEUTICALS, INC.
(Name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	02-0670926 (I.R.S. Employer Identification No.)
99 Rosewood Drive, Suite 260 Danvers, Massachusetts (Address of principal executive offices)	01923 (Zip Code)

Issuer's telephone number: (978) 750-1991
Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act:
Class A Common Stock, $0.0001 par value

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

        The revenues of the Registrant for the most recent fiscal year were: $53,270

        The Aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of March 1, 2004 was $57,402,138 based on 5,683,380 shares of Class A common stock held by non-affiliates at a closing price of $10.10, as quoted by the NASDAQ Small Cap Market.

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, Class A, $0.0001 par value Common stock, Class B, $0.0001 par value	5,798,604 shares outstanding on March 25, 2004 4,500,000 shares outstanding on March 25, 2004

VASO ACTIVE PHARMACEUTICALS, INC.
INDEX TO FORM 10-KSB

        Unless the context requires otherwise, references in this Annual Report to "Vaso Active", "the Company", "we", "our" and "us" refer to Vaso Active Pharmaceuticals, Inc.

FACTORS THAT MAY AFFECT FUTURE RESULTS

        This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, but are not limited to, statements concerning our plans to continue development of our current product candidates; address certain markets; engage third-party manufacturers; and evaluate additional product candidates for subsequent commercial development. In some cases, these statements may be identified by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," or "continue," or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These statements involve known and unknown risks and uncertainties that may cause our or our industry's results, levels of activity, performance or achievements to be materially different from those expressed or implied by forward- looking statements. Factors that may cause or contribute to such differences include, among other things, those discussed under the captions "Business," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward looking statements not specifically described above also may be found in these and other sections of this report.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

(A) BUSINESS DEVELOPMENT

        We are a Danvers, Massachusetts-based early-stage company focused on commercializing, marketing and selling over-the-counter, or OTC, pharmaceutical products that incorporate the vaso active lipid encapsulated, or "VALE", transdermal drug delivery technology. We will market the VALE technology under the PENtoCORE trademark. The patents for the VALE technology are currently held by BioChemics, Inc. We have been granted the exclusive, worldwide license by BioChemics to use and practice these patents to develop, commercialize, market and sell our OTC products and product candidates. At December 31, 2003 BioChemics owned approximately 45% of our combined classes of issued and outstanding common stock and 71% of the voting power of our combined classes of common stock.

        We began our operations in January 2001 as a division of BioChemics, a biopharmaceutical company focused on the development of transdermal drug delivery systems. In January 2003, we incorporated in Delaware and became an independent subsidiary of BioChemics, focused on the further commercialization of our existing OTC products and the development of new OTC product candidates. Becoming a subsidiary of BioChemics, as opposed to continuing as a BioChemics division, facilitated our ability to obtain independent financing for our operations and reduced our exposure to the potential liabilities inherent in the development and manufacturing of pharmaceutical products. We continue to rely on BioChemics to provide us with administrative support services, manufacturing and development services and technology licenses.

        On December 15, 2003, we completed an initial public offering of 1,667,500 shares of our Class A common stock at a price of $5.00 per share, raising approximately $6.4 million, net of issuance costs. Effective March 5, 2004, we issued a 200% stock dividend to holders of record of both our Class A and B common stock as of February 23, 2004. Except where noted, all share and per share information contained in this Annual Report on Form 10-KSB has been adjusted to reflect the effects of this dividend.

        BioChemics is based in Danvers, Massachusetts. BioChemics was founded in 1989 by Mr. John J. Masiz and was incorporated in Delaware in 1991. Mr. Masiz controls both BioChemics and Vaso Active. BioChemics began developing the VALE technology in 1989 and has subsequently been issued four U.S. patents in connection with this technology. In addition, patents have been issued to BioChemics in 17 foreign countries and are pending in 7 others. BioChemics also manufactures and develops prescription drugs through its Xevex Pharmaceuticals division and veterinary drugs through its MediVet Pharmaceuticals division.

(B) BUSINESS OF THE ISSUER

GENERAL STRATEGY

        We believe that we can commercialize a broad range of products by applying the VALE technology to a significant array of currently off-patent drugs and by leveraging BioChemics' ability to manufacture and develop these drugs for commercialization in the OTC marketplace. VALE technology can be thought of as a "liquid needle," given its ability to introduce drugs into the bloodstream in an efficient and highly effective manner. We believe that the VALE technology provides an efficient, predictable and reliable transdermal drug delivery system that eliminates the need for a patch and allows for the delivery of many drugs that could not otherwise be effectively delivered using existing transdermal delivery technology.

PRINCIPAL PRODUCTS

        Our current products include the following:

  •
  Athlete's Relief—OTC medication for the treatment of pain associated with athletic activity; and

  •
  Osteon®—OTC medication for the treatment of pain associated with arthritis; and

  •
  Termin8®—OTC medication for the treatment of athlete's foot (formerly branded under the name deFEET®).

        Athlete's Relief is a topically-applied, transdermal muscle and joint pain treatment designed to relieve the pain associated with athletic and physical exertion.

        Osteon is a topically-applied, transdermal arthritis pain reliever designed to relieve pain associated with arthritis within 10 to 15 minutes of application. Osteon can relieve arthritis pain for up to 6 hours.

        In late 2003, we decided to rebrand and distribute our deFEET line of products under the name Termin8. Accordingly, we have removed all deFEET branded products formerly in circulation. We decided to rebrand deFEET as we needed more flexibility than was afforded to us under our April 20, 2002 settlement and license agreement with DeFeet International Inc., the owner of the deFEET registered trademark. DeFeet International Inc. is an independent company that claimed early in 2002 that it had started to use the deFeet name before our trademark date. The formulation of Termin8 is identical to that of deFEET.

        Termin8 is a topically-applied, transdermal anti-fungal medication designed to eliminate athlete's foot infection in less than 10 days. Termin8 employs the VALE transdermal drug delivery system to effectively and efficiently deliver a mild anti-fungal agent called Tolnaftate into the skin surrounding the affected area.

        Each of our three products has been through the research and development stage and are qualified under FDA OTC monographs and have been registered as such. We have identified and are currently developing, in collaboration with BioChemics, six additional OTC products that utilize the VALE technology. These products are as follows:

  •
  Analgesic;

  •
  Toenail fungus;

  •
  Acne treatment;

  •
  First aid treatments;

  •
  Hand and body lotions; and

  •
  Psoriasis treatment.

MARKETING AND SALES

        Except in limited situations as outlined in our license agreement with Biochemics, we have the exclusive, worldwide license to commercialize, develop, market and sell the VALE technology for use in the OTC pharmaceutical market. We currently market Athlete's Relief, Osteon and Termin8 in the United States. Third parties we enter into agreements with will have the ability to sell our products both domestically and internationally.

        We anticipate executing our Marketing and Sales strategy in two phases. We believe this two-phase approach is the most efficient and cost effective manner to more quickly bring our products to the market place.

        Initially, in the first phase of our rollout strategy, we believe the most efficient and economical means of obtaining market penetration through strategic alliances. Accordingly, this is where we have placed our immediate focus. These alliances are unique given that, in most instances, our prospective partners will control and assume all the costs of marketing and distribution. We will assume all the costs of manufacturing. This model eliminates many prohibitive costs such as mass-media advertising and the development of large sales and distribution channels. We will leverage the already established market visibility, presence and experience of our prospective partners as well as their distribution networks. We believe that these factors and our decision to outsource all our product manufacturing allows us to operate with minimal direct labor and other business costs.

        In January 2004, we executed our first strategic alliance with Ortho Distribution Inc., or ODI, a wholly owned subsidiary of OrthoRehab, Inc. of Tempe, Arizona. OrthoRehab has an extensive distribution network that serves the orthopedic medical community. We and ODI expect to launch product through ODI's distribution network in the second quarter of 2004.

        In March 2004, in furtherance of the first phase of our rollout strategy, we entered into an exclusive, direct to consumer media based, strategic alliance with M2G Media of Irvine, California a marketing and distribution company that utilizes direct to consumer media and television as its primary forms of marketing medium. M2G Media will market a product that we will manufacture that specifically targets the over the counter topical and analgesic arthritis and pain relief markets. We expect M2G Media to commence infomercial filming early in the second quarter and we and M2G Media expect to launch product through its channels of distribution in the third quarter of 2004.

        In addition to our focus on the strategic alliance model, we will also pursue opportunities to launch our products into retail market chains. Because retail sales typically engender more effort, cost and time and therefore produce less of an immediate impact on operations than strategic alliances, we have categorized this as part of the second phase of our rollout strategy. In February 2004, we appointed Commotion LLC of Golden, Colorado, a strategic product marketing company, to assist us in establishing direct brand recognition and strategic retail rollout for our current products and product candidates. To that end, we have designated a portion of our initial public offering proceeds to be used in a later period to implement our strategic marketing and commercialization plan as it relates to the second phase of our rollout strategy. Our plan, once implemented, is intended to obtain rapid market penetration and establish consumer brand recognition and loyalty. The plan is focused on the systematic rollout of our current products into major retail and drug store chains, select independent pharmacies and nontraditional channels, including multilevel marketing, direct marketing, web-sites and catalogues. We will use a portion of our initial public offering proceeds to fund our advertising and direct mail programs and attend and present our products at various tradeshows. We also intend to develop an in-house team to market and sell our products in specific targeted age and gender demographics. Our recently hired vice president and chief operating officer will direct this multi-faceted plan.

        In accordance with our plan to rebrand deFEET as Termin8 during its test marketing phase, we removed all deFEET units from the Walgreens' drug store shelves in 2003. Given that the product rebranding process was at that time in transition, we continued to pay for Walgreens' Coop marketing and advertising through the end of 2003. Termin8 is presently not distributed through Walgreens, however we continue to pursue opportunities to establish such an arrangement. Because immediate opportunities have presented themselves through the strategic alliances discussed previously, securing an arrangement with Walgreens and other major retailers is not our immediate priority at the present time. However this remains important to us and will become a component of the second phase of our rollout strategy.

        We believe that the systematic and multi-phased launch for each of our products as described above will allow us to maintain control over the required costs associated with these launches and will maximize the return on investment for the advertising and marketing expenditures.

        The success of our marketing and sales activities is dependent, among other things, on our ability to retain and attract qualified marketing and sales personnel, enter into qualified strategic partnerships, place our products into major retail drug stores, as well as in the overall market and on the consumer perception of our products.

COMPETITION

        We are engaged in a rapidly evolving field. We compete primarily with established pharmaceutical companies like Pfizer, Bristol-Myers Squibb and Schering-Plough, emerging biotechnology companies like Alza, Cygnus and Elan, as well as research and academic institutions, amongst others. Competition is intense and expected to increase.

        The large and rapidly growing market for transdermal drug delivery systems is likely to attract new entrants. Numerous biotechnology and biopharmaceutical companies are focused on developing new drug delivery systems and most, if not all of these companies, have significant financial resources and development capabilities.

        It is our opinion that competing transdermal drug delivery technologies using patches, liposomes, and equipment-assisted deliveries such as iontophoresis and sonophoresis have some utility with a small group of select drugs. However, in general, these drug delivery systems are not useful for most drugs. Our success will depend on our ability to leverage the VALE transdermal delivery system to achieve market share at the expense of our existing and future competitors who cannot offer a delivery system of comparable effectiveness and efficiency.

        Our current competitive position is not substantial. However, we intend to compete in these large markets and against the current market leaders by using advanced technology to produce more effective and faster acting products.

CONCENTRATIONS

        Since our inception, substantially all of our gross revenue has been generated as a result of test market sales to a small number of customers, the largest being the Walgreens drug store chain. Sales to Walgreens accounted for approximately 86% and 66% of our 2003 and 2002 gross revenues respectively. Walgreens and Eckerd drug stores accounted for approximately 98% of our 2001 gross revenues. Accounts receivable from these customers were $0, $53,437 and $0 as of December 31, 2003, 2002 and 2001 respectively.

        In accordance with our plan to rebrand deFEET as Termin8 during its test marketing phase, we removed all deFEET units from the Walgreens drug stores in 2003. Presently, Termin8 is not sold through Walgreens', and securing such an arrangement is not presently an immediate priority, therefore we do not anticipate that Walgreens' sales will account for a substantial portion, if any, of our 2004 revenues. We have however, as discussed previously, established two strategic alliances that could possibly account for substantially all of our near term gross revenues if further strategic alliances or retail distribution agreements are not established. If these two strategic alliances are not successful and if other strategic alliances or retail distribution agreements are not established, this could result in a material adverse impact to our revenues.

        Through BioChemics we use a single contract manufacturer to manufacturer all our products. There is no agreement between BioChemics and the contract manufacturer. We believe that the relationship between BioChemics and this contract manufacturer is good.

INTELLECTUAL PROPERTY

        Transdermal drug delivery is the process of delivering drugs into or through the skin without requiring the use of an invasive instrument such as a needle. Unlike competing technologies, the VALE technology can deliver drugs through all three skin barriers, penetrate the capillaries and enter the bloodstream.

        BioChemics has been issued four U.S. patents relating to the VALE technology. In addition, foreign patents have been issued to BioChemics in 17 foreign countries and are pending in 7 others. The first of the U.S. patents expires in 2013 and the last in 2020. BioChemics has filed for second-generation patents on a number of its existing products. BioChemics also owns 16 registered trademarks, including Osteon, Termin8 and PENtoCORE.

        Our licensing agreement with BioChemics allows us to commercialize, market and sell our products and product candidates using BioChemics' patents and trademarks in the OTC pharmaceutical market. The term of this licensing agreement extends through the date of the last BioChemics' patent to expire. With respect to the portions of the licensing agreement that do not apply to a BioChemics patent or patent application, this agreement extends though February 2013. The licensing agreement can be automatically renewed for successive two-year terms for the non-patent technology.

GOVERNMENT REGULATION

        Our business is focused on, and limited to, the commercialization, marketing, distribution and sale of OTC pharmaceutical products and product candidates. Accordingly, we are required to conform to the standard FDA labeling monographs with respect to the ingredients, or combinations of ingredients, that are used in these products and follow the monograph specifications established by the FDA with respect to marketing. Because we are not involved in the development and manufacturing of these products, we are not, and will not be, subject to the more extensive regulations imposed by the FDA and other regulatory authorities in the United States and other countries regarding research and development, pre-clinical studies and clinical trials and ultimately manufacturing of OTC products. BioChemics is subject to these regulations and is required to conform to them at all times pursuant to the terms and conditions of its manufacturing and development agreement with us.

RESEARCH AND DEVELOPMENT

        In February 2003, we entered into a development and manufacturing agreement with BioChemics with respect to the ongoing manufacturing and development of our products and product candidates. Under this agreement, BioChemics will research, develop and manufacture products for us pursuant to specific purchase orders submitted by us from time to time. BioChemics will charge us a development and manufacturing fee at a rate of cost plus 10%. The development and manufacturing agreement permits BioChemics to use third party contractors to manufacture and produce the products that BioChemics provides to us thereunder. Currently, BioChemics uses a privately held third party company as its sole contract manufacturer. We do not currently, nor do we intend to, engage in the manufacturing of, nor conduct any research and development with respect to, any of our products or product candidates.

EMPLOYEES

        As of December 31, 2003, we employed seven full-time persons. We also employed three part-time persons, who also devote a portion of their time to BioChemics.

RISK FACTORS

        An investment in our common stock is speculative and subject to a high degree of risk. You may lose money by investing in our common stock so only persons who can bear the risk of the loss of their entire investment should invest. Prospective investors should carefully consider the following factors in deciding whether to invest in our common stock.

We are an early stage company with a history of losses and may never achieve or sustain profitability.

        We have never been profitable and we may not achieve profitability in the foreseeable future, if at all. Our ability to generate profits in the future will depend on a number of factors, including:

  •
  start-up costs relating to the commercialization, sale and marketing of our products;

  •
  costs of acquiring product candidates;

  •
  general and administrative costs relating to our operations;

  •
  increases in our research and development costs; and

  •
  charges related to purchases of technology or other assets.

        At December 31, 2003, we had an accumulated deficit of approximately $1.7 million. We expect to incur additional operating losses as we expand our marketing, sales and development efforts. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations may be materially and adversely affected.

We are an early stage company that has a limited operating history.

        We are an early stage company focused on commercializing, marketing and selling over-the-counter, or OTC, pharmaceutical products. We began our operations as a division of BioChemics, Inc. in January 2001. We have only operated as an entity independent of BioChemics since January 2003. Our operating history is therefore limited. The Termin8, Athlete's Relief and Osteon products are in the early stages of commercialization. Other product candidates are only in the early stages of development. With the exception of the introduction of deFEET to the marketplace by BioChemics while we were still a division of BioChemics, we have not yet commercialized, marketed or sold any products or recognized significant revenue from product sales. You should evaluate the likelihood of financial and operational success in light of the uncertainties and complexities present in an early-stage company, many of which are beyond our control, including:

  •
  our potential inability to distribute, sell and market our products; and

  •
  the significant investment to achieve our commercialization, marketing and sales objectives.

        Our operations have been limited to organizing and staffing our company, acquiring our license, developing and testing our revenue distribution models and test marketing our products. These operations provide a limited basis for you to assess our ability to commercialize our products and product candidates and the advisability of investing in us.

We depend on a small number of customers for the majority of our gross revenue. The loss of any one of these customers, or a substantial reduction of the product purchased and sold by them, would have a material adverse affect on our business.

        Since our inception, substantially all of our gross revenue has been generated as a result of test market sales programs to a small number of customers, the largest being the Walgreens drug store chain. Sales to Walgreens accounted for approximately 86% and 66% of our 2003 and 2002 gross revenues, respectively. Walgreens and Eckerd drug stores accounted for approximately 98% of our 2001 gross revenues.

        In accordance with our plan to rebrand deFEET as Termin8, we removed all deFEET units from the Walgreens drug store shelves in 2003. Presently, Termin8 is not sold through Walgreens, and securing such an arrangement is not presently an immediate priority, therefore we do not anticipate that Walgreens sales will account for a substantial portion, if any, of our 2004 revenues. We have however, as discussed previously, established two strategic alliances that could possibly account for substantially all of our near term gross revenues if further strategic alliances or retail distribution agreements are not established. If these two strategic alliances are not successful and if other strategic alliances or retail distribution agreements are not established, this could result in a material adverse impact to our revenues.

The development of additional products and product candidates will be subject to a number of risk factors and may not be successful.

        The development of our product candidates by BioChemics is subject to the risks of failure inherent in the development of new pharmaceutical products and product candidates based on new technologies. These risks include:

  •
  delays in product development or manufacturing;

  •
  unplanned expenditures for product development or manufacturing;

  •
  failure of our product candidates to have the desired effect or an acceptable safety profile;

  •
  failure to receive required regulatory approvals;

  •
  emergence of superior or equivalent products;

  •
  inability to manufacture on our own, or through others, product candidates on a commercial scale;

  •
  inability to market products due to third-party proprietary rights; and

  •
  failure by our collaborative partners to successfully develop products.

        Because of these risks, the research and development efforts of our collaborative partners may not result in any commercially viable products. If a significant portion of these development efforts is not successfully completed, required regulatory approvals are not obtained by our partners, or any approved products are not commercially successful, we are not likely to generate significant revenues or become profitable.

We depend on BioChemics and third parties to develop and manufacture our products and product candidates and our commercialization of our products could be stopped, delayed or made less profitable if BioChemics or those third parties fail to provide us with sufficient quantities at acceptable prices.

        We do not possess product development capability. As a result, we depend on collaborations with third parties, such as BioChemics, for development of our product candidates. In addition, we have no manufacturing capability. As a result, we will depend on BioChemics, which in turn will rely upon third parties to manufacture our products. Although our strategy is based on leveraging BioChemics' ability to develop and manufacture our products for commercialization in the OTC marketplace, we will be dependent on BioChemics' collaborations with drug development and manufacturing collaborators. If we and BioChemics are not able to maintain existing collaborative arrangements or establish new arrangements on commercially acceptable terms, we would be required to undertake product manufacturing and development activities at our own expense. This would increase our capital requirements or require us to limit the scope of our development activities. Moreover, we have limited or no experience in conducting full scale bioequivalence studies, preparing and submitting regulatory applications and manufacturing and marketing controlled release products. There can be no assurance that we will be successful in performing these activities and any failure to perform such activities could have a material adverse effect on our business, financial condition and results of our operations.

        If any of our developmental collaborators, especially BioChemics, breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities in a timely manner, the preclinical and/or clinical development and/or commercialization of our product candidates will be delayed, and we would be required to devote additional resources to product development and commercialization or terminate certain development programs. Also, these relationships generally may be terminated at the discretion of our collaborators, in some cases with only limited notice to us. The termination of collaborative arrangements could have a material adverse effect on our business, financial condition and results of operations. There also can be no assurance that disputes will not arise with respect to the ownership of rights to any technology developed with third parties. These and other possible disagreements with collaborators could lead to delays in the development or commercialization of our product candidates or could result in litigation or arbitration, which could be time consuming and expensive and could have a material adverse effect on our business, financial condition and results of operations.

If we or BioChemics fail to adequately protect or enforce our intellectual property rights, we may be unable to operate effectively.

        BioChemics owns proprietary technology developed in connection with its four U.S. patents. In addition, foreign patents have been issued to BioChemics in 17 foreign countries and are pending in seven others. BioChemics also owns sixteen registered trademarks, including Osteon, PENtoCORE and Termin8. Our license agreement, as amended, with BioChemics permits us to commercialize, market and sell our products and product candidates using these patents and the Osteon, PENtoCORE and Termin8 trademarks. Our success and ability to compete are substantially dependent on the patents and trademarks. Although both we and BioChemics believe that the patents and associated trademarks and licenses are valid, there can be no assurance that they will not be challenged and subsequently invalidated and/or canceled. The invalidation or cancellation of any one or all of the patents or trademarks would significantly damage our commercial prospects. Further, BioChemics may find it necessary to legally challenge parties infringing its patents or trademarks or licensed trademarks to enforce its rights thereto. There can be no assurance that any of the patents would ultimately be held valid or that efforts to defend any of the patents, trade secrets, know-how or other intellectual property rights would be successful.

If we infringe on the intellectual property rights of others, our business and profitability may be adversely affected.

        Our commercial success will also depend, in part, on us and BioChemics not infringing on the patents or proprietary rights of others. There can be no assurance that the technologies and products used or developed by BioChemics and marketed and sold by Vaso Active will not infringe such rights. If such infringement occurs and neither we nor BioChemics is able to obtain a license from the relevant third party, we will not be able to continue the development, manufacture, use, or sale of any such infringing technology or product. There can be no assurance that necessary licenses to third-party technology will be available at all, or on commercially reasonable terms. In some cases, litigation or other proceedings may be necessary to defend against or assert claims of infringement or to determine the scope and validity of the proprietary rights of third parties. Any potential litigation could result in substantial costs to, and diversion of, our resources and could have a material and adverse impact on us. An adverse outcome in any such litigation or proceeding could subject us and/or BioChemics to significant liabilities, require us to cease using the subject technology or require us and/or BioChemics to license the subject technology from the third party, all of which could have a material adverse effect on our business.

If we lose the services of John J. Masiz or other key personnel, our business will suffer.

        We are highly dependent on the principal members of our scientific and management staff, particularly Mr. John J. Masiz, our chief executive officer. Mr. Masiz is also the chief executive officer of BioChemics. Although Mr. Masiz intends to initially devote approximately 70% of his business time to our affairs, as BioChemics' and our respective operations continue to grow, there can be no assurance that he will be able to continue to do so. Our chief scientific officer, Dr. Stephen Carter, will devote approximately 30% of his business time to our affairs. Our chief operating officer, Kevin J. Seifert, will devote approximately 70% of his time to our affairs. For us to pursue our product development, marketing and commercialization plans, we will need to hire personnel with experience in clinical testing, government regulation, manufacturing, marketing and finance. We may not be able to attract and retain personnel on acceptable terms given the intense competition for such personnel among high technology enterprises, including biotechnology, pharmaceutical and healthcare companies, universities and non-profit research institutions. If we lose any of these persons, or are unable to attract and retain qualified personnel, our business, financial condition and results of operations may be materially and adversely affected.

We operate in a competitive environment and there can be no assurances that competing technologies would not harm our business development.

        We are engaged in a rapidly evolving field. Competition from numerous pharmaceutical companies including Pfizer, Bristol-Myers Squibb, Schering-Plough, and biotechnology companies including, Alza, Cygnus and Elan, as well as research and academic institutions, is intense and expected to increase. The market for transdermal drug delivery systems is large and growing rapidly and is likely to attract new entrants. Numerous biotechnology and biopharmaceutical companies have focused on developing new drug delivery systems and most, if not all of these companies, have greater financial and other resources and development capabilities than we do. They also have greater collective experience in undertaking pre-clinical and the clinical testing of products; obtaining regulatory approvals; and manufacturing and marketing OTC and pharmaceutical products. Accordingly, certain of our competitors may succeed in obtaining approval for products more rapidly than us. In addition to competing with universities and other research institutions in the development of products, technologies and processes, we may compete with other companies in acquiring rights to products or technologies from universities. There can be no assurance that our products, existing or to be developed, will be more effective or achieve greater market acceptance than competitive products, or that our competitors will not succeed in developing products and technologies that are more effective than those being developed by us or that would render our products and technologies less competitive or obsolete.

Technological advancement by our competitors could result in the obsolescence of some or all of our products and may harm business development.

        The areas in which we are commercializing, distributing, and/or selling products involve rapidly developing technology. There can be no assurance that we will be able to establish ourselves in such fields, or, if established, that we will be able to maintain our position. There can be no assurance that the development by others of new or improved products will not make our products and product candidates, if any, superfluous or our products and product candidates obsolete.

Should product liability claims be brought successfully against us exceeding the product liability coverage we currently have in place there can be no assurances that such events would not materially impact our performance and viability.

        The sale of our products may expose us to potential liability resulting from the sale and use of such products. Liability might result from claims made directly by consumers or by pharmaceutical companies or by others selling such items. We currently maintain $5.0 million of product liability insurance. There can be no assurance that we will be able to renew our current insurance, renew it at a rate comparable to what we now pay, or that the coverage will be adequate to protect us against liability. If we were held liable for a claim or claims exceeding the limits of our current or future insurance coverage, or if coverage was discontinued for any reason, it could have a materially adverse effect on our business and our financial condition.

Our limited sales and marketing experience may adversely impact our ability to successfully commercialize and sell our products.

        We have limited sales and marketing experience, particularly with respect to marketing and selling products in commercial quantities. If we are unable to expand our sales and marketing capabilities we may not be able to effectively commercialize our products and product candidates.

Our principal stockholder is also the principal stockholder of BioChemics and will have substantial control over our affairs, possibly to the detriment of other holders of our Class A common stock.

        Our principal stockholder, BioChemics, owns 4,500,000 shares of our Class B common stock, which at December 31, 2003 represented approximately 71% of the combined voting power of our common stock. Mr. Masiz, as President, Chief Executive Officer and Chairman of both us and BioChemics and, as the principal stockholder in BioChemics, will be able to control the outcome of stockholder votes, including votes concerning the election of our directors, the adoption or amendment to provisions in our certificate of incorporation or by-laws, the approval of mergers and/or acquisitions, decisions affecting our capital structure and other significant corporate transactions. This concentration of ownership may delay, deter or prevent transactions that would result in a change of control, which in turn could reduce the value of our common stock.

In the event of a conflict of interest between BioChemics and us, our stockholders could be negatively affected.

        There are likely to be situations where our best interests and those of BioChemics will be in conflict. To the extent that decisions are made that could enhance the value of BioChemics versus the value to us, our stockholders value could be negatively affected. Investors should be aware of these potential conflicts.

ITEM 2. DESCRIPTION OF PROPERTY

        Currently, we share our principal corporate office space with BioChemics in Danvers, Massachusetts. Our principal corporate offices accommodate our operational, selling, marketing and administrative needs. The lease for this office space is held by BioChemics. We do not have a formal lease agreement with BioChemics. We intend to obtain independent office space, likely in the same general area as BioChemics, in the near future. In 2003, we recorded approximately $20,000 in rent expense for this facility.

ITEM 3. LEGAL PROCEEDINGS

        We are not a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

        There were no matters submitted to a vote of the security holders in the quarter ended December 31, 2003.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(A) MARKET INFORMATION

        Our Class A common stock, $0.0001 par value, began trading on December 10, 2003 on the Nasdaq Small Cap Market under the symbol "VAPH." The following sets forth the high and low bid price quotations (split adjusted) for each calendar quarter in which trading occurred during the last two fiscal years. Such quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions:

2003	High	Low
Fourth Quarter	$2.14	$1.73

        On March 24, 2004, the last reported sale price of our common stock was $6.29 per share.

(B) HOLDERS

        As of March 19, 2004, there were 30 holders of record of our Class A common stock. This number does not include stockholders for whom shares were held in a "nominee" or "street name." There is one holder, BioChemics, of our Class B common stock.

(C) DIVIDENDS

        We have not previously paid any cash dividends on either class of our common stock and do not anticipate or contemplate paying cash dividends on our Class A common stock in the foreseeable future. It is the present intention of management to utilize all available funds for future operations.

        The only restrictions that limit the ability to pay dividends on the common stock are those imposed by corporate law. Under Delaware corporate law, no dividends or other distributions may be made which would render us insolvent or reduce assets to less than the sum of our liabilities plus the amount needed to satisfy any liquidation preference.

(D) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

        The following sets forth information surrounding compensation plans in which we have authorized the future issuance of our common stock:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Stock options granted under approved stock option plans	1,140,000	$1.71	1,110,000

Total	1,140,000	$1.71	1,110,000

(E) RECENT SALES OF UNREGISTERED AND REGISTERED SECURITIES

        In April 2003, we completed the private placement of $500,000, 10% convertible subordinated pay-in-kind promissory notes. This amount was subsequently reduced to $465,000 in December 2003 as we repurchased $35,000 from an unrelated third party investor. Offering costs of approximately $98,000 were incurred in connection with this private placement and netted against the gross proceeds. The notes were sold to accredited investors under one or more of the exemptions from registration provided for in Section 3(b), 4(2), 4(6) and Regulation D of the Securities Act of 1933, as amended.

The notes and any accrued interest were convertible into Class A common stock either voluntarily on or before the maturity date of the notes (March 31, 2005) or mandatorily upon the consummation of a qualified public offering. The notes were to convert at the lesser of 50% of the qualified public offering price or $2.50, up to a maximum of 220,000 shares. On December 15, 2003, the Company completed an initial public offering of 1,667,500 shares of its Class A common stock, which caused the automatic conversion of the notes. The notes and their accrued interest converted into 200,371 shares of Class A common stock.

        On December 10, 2003, our Registration Statement on Form SB-2 (registration no. 333-106785) for the sale of 1,667,500 shares of our Class A common stock, which included 217,500 shares of Class A common stock to cover underwriter over-allotments, at a price of $5.00 per share, became effective. We completed this initial public offering on December 15, 2003. All of the shares sold in this offering were from our authorized pool of Class A common stock. Kashner Davidson Securities Corp. functioned as the representative of the underwriters for this public offering. Net of offering costs of approximately $1.9 million, we received approximately $6.4 million in proceeds, which we expect to use as follows:

  •
  To fund our continued development, commercialization and sale of our products and product candidates with approximately $1.1 million of the proceeds;

  •
  To implement our strategic marketing and commercialization plan, which we expect will require approximately $1.9 million of the proceeds, of which approximately $1.2 million is allocated to fund our radio advertising campaign;

  •
  To recruit and hire individuals for key senior management positions, which we estimate will require approximately $200,000 of the proceeds;

  •
  To cover the cost of providing sales incentives, product samples and discounts, which we estimate will require approximately $350,000;

  •
  To repay, without interest, BioChemics approximately $99,000 for management fees charged back to us since we became a stand-alone entity upon our incorporation for centralized accounting, data processing, utilities, office space rental, supplies, telephone and other BioChemics corporate services and infrastructure costs, and approximately $347,000 for other operational charges paid by BioChemics to third parties on our behalf through September 30, 2003; these amounts increased to approximately $122,000 and $518,200 respectively, which reflect the modifications necessary for these additional type costs incurred from October 1, 2003 through December 31, 2003; and

  •
  To provide working capital for general and corporate purposes, which we estimated to be approximately $1.68 million; we have increased this to $2.2 million from the registration disclosure to reflect the net impact of the exercise of the over allotment.

        During the period subsequent to the date we received the net proceeds from our initial public offering through December 31, 2003 we repaid BioChemics $428,700 of the aggregate $518,200 paid by it to third parties on our behalf and used approximately $300,000 for general corporate purposes.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

        Management's Discussion and Analysis of Financial Condition and Results of Operations should be read together with our financial statements and related notes included elsewhere in this Annual Report on Form 10-KSB. This Annual Report on Form 10-KSB, including the following discussion, contains trend analysis and other forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements in this Annual Report on Form 10-KSB that are not statements of historical facts are forward-looking statements. These forward-

looking statements are based on a number of assumptions and involve risks and uncertainties. Actual results may differ materially from those set forth in such forward-looking statements as a result of factors set forth elsewhere in this Annual Report on Form 10-KSB, including under "Risk Factors."

Overview

        We are an early-stage company focused on commercializing, marketing and selling over-the-counter, or OTC, pharmaceutical products, with a particular focus on drugs that incorporate the VALE, transdermal delivery technology. We license the VALE technology from BioChemics, which at December 31, 2003 owned approximately 45% of our issued and outstanding common stock and 71% of the combined voting power of our common stock. We will market the VALE technology under the PENtoCORE trademark.

        We began our operations in January 2001 as a division of BioChemics. In January 2003, we incorporated and were formed as an independent subsidiary of BioChemics to further commercialize our OTC products and further develop our OTC product candidates. By becoming a subsidiary of BioChemics, as opposed to continuing as a BioChemics division, we enhanced our ability to obtain independent financing for our operations and reduced our exposure to the potential liabilities inherent in the development and manufacturing of pharmaceutical products. We continue to rely on BioChemics to provide us with administrative support services, manufacturing and development services and technology licenses.

        On December 15, 2003, we completed an initial public offering of 1,667,500 shares of our Class A common stock at a price of $5.00 per share, raising approximately $6.4 million, net of issuance costs. Effective March 5, 2004, we completed a 200% stock dividend to holders of record of both our Class A and B common stock on February 23, 2004. Except where noted, all share and per share information contained in this Annual Report on Form 10-KSB have been adjusted to reflect the effects of this stock split.

        Our current principal products are as follows:

  •
  Athlete's Relief—OTC medication for the treatment of pain associated with athletic activity;

  •
  Osteon—OTC medication for the treatment of pain associated with arthritis; and

  •
  Termin8—OTC medication for the treatment of athlete's foot (formerly branded under the name deFEET).

        In 2003, we decided to rebrand our deFEET line of products as Termin8 during its test marketing phase. We removed all deFEET branded products that were in circulation. We decided to rebrand our OTC athlete's foot medication as we needed more flexibility than was afforded to us under our April 20, 2002 settlement and license agreement with DeFeet International, the owner of the deFEET registered trademark. DeFeet International Inc. is an independent company that claimed early in 2002 that it had started to use the deFeet name before our trademark date. The formulation of Termin8 is identical to that of deFEET.

        Our financial statements up to and including the year ended December 31, 2002 are based on the operations of the OTC pharmaceutical division of BioChemics. The financial statements for 2002 and 2001 have been prepared using BioChemics' historical book value in the assets and liabilities and historical results of operations of this division. BioChemics' net investment to us during these periods is reflected as additional paid-in capital. Transactions were processed through an inter-company account whose balance represented the net obligation by us to BioChemics. Additionally, these historical financial statements are included in BioChemics' consolidated financial statements.

        Since BioChemics provides us with administrative and managerial support, our results of operations include allocations of certain BioChemics expenses, such as centralized accounting, data processing, utilities, office space rental, supplies, telephone and other BioChemics corporate services and infrastructure costs. These expenses have been charged back to us as a management fee. We recorded approximately $122,000, $135,600 and $114,150 in these related-party fees in 2003, 2002 and 2001, respectively. In addition, in 2003, other operational charges of approximately $518,200 were paid by BioChemics to third parties on our behalf. Approximately $428,700 of this amount was reimbursed to BioChemics upon the closing of our initial public offering. The remaining balance of approximately $89,500 was outstanding at December 31, 2003. The expense allocations have been determined on the basis that we and BioChemics consider to be reasonable reflections of the utilization of services provided for the benefit received by us. The financial information included herein for 2002 and 2001 may not reflect our financial position, operating results, changes in stockholder's equity and cash flows in the future or what they would have been had we been a separate stand-alone entity during those years presented. However, we believe that these results would not be significantly different.

Critical Accounting Policies

        Revenue Recognition—We recognize revenue from product sales in accordance with generally accepted accounting principles in the United States, including the guidance in Staff Accounting Bulletin 101 and Statement of Financial Accounting Standards (SFAS) No. 48, "Revenue Recognition When Right of Return Exists."

        Revenue from product sales is recognized when there is persuasive evidence of an arrangement, delivery has occurred, the price is fixed and determinable, and collectibility is reasonably assured. However, because our products are sold with limited rights of return, revenue is recognized when the price to the buyer is fixed, the buyer is obligated to pay us and the obligation to pay is not contingent on resale of the product, the buyer has economic substance apart from the us, we have no obligation to bring about the sale of the product and the amount of returns can be reasonably estimated.

        We record allowances for product returns, rebates and discounts, and report revenue net of such allowances. We must make judgments and estimates in preparing the allowances that could require adjustments in the future. For instance, our customers have the right to return any product that is held past the labeled expiration date. We base our estimates on historic patterns of returns and on the expiration dates of product currently being shipped, or as a result of an actual event that may give rise to a significant return amount such as the discontinuance of a product.

        We do not recognize revenue unless collectibility is reasonably assured. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate and result in an impairment of their ability to make payments, additional allowances may be required.

        Expense Allocations—BioChemics provides us with certain administrative, marketing and management services, as well as our facilities and general corporate infrastructure. Our statement of operations includes allocations of these costs that BioChemics and we considered to be reasonable.

        Deferred Income Taxes—Prior to 2003, we were a division of BioChemics and were not subject to federal or state income tax reporting requirements. Effective 2003, we began preparing our income taxes on a stand-alone basis. We account for income taxes and deferred tax assets and liabilities in accordance with SFAS No. 109, "Accounting for Income Taxes." Because we project future operating losses in the near term, we have provided a full valuation allowance against the deferred tax assets created by these losses.

        Stock-based Compensation—As part of our compensation programs offered to our employees, we grant stock options. We grant stock options to employees based on the fair value of the Class A common stock at the grant date. As allowed under SFAS No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and

Disclosure," we have adopted the dislosure-only requirements of these accounting standards. Accordingly, we do not recognize stock-based compensation expense for stock options granted to employees at their fair value. See Notes 2 and 6 to our financial statements for the impact on earnings had we fully adopted SFAS 123 and 148.

        Off-Balance Sheet Arrangements—We do not have off-balance sheet arrangements, financings or other relationships with unconsolidated entities known as "special purpose entities."

        Cost of Sales—Our costs of sales primarily consist of manufacturing costs charged by outside contractors. We expect to continue to use outside contract manufacturers for the production of our products. As a result, all of our inventory balances are in the form of finished goods and direct labor initiatives are minimal.

        Marketing, Advertising and Promotion Expenses—Our marketing, advertising and promotion expenses include such costs of print, Internet and radio advertising, costs associated with our attendance and presentation at industry tradeshows and other marketing and sales programs.

        Other Operating Expenses—Other operating expenses include management fees and selling, general and administrative expenses. These costs consist primarily of selling costs, wages, and general operating costs such as office rent, phone, insurance and utilities.

Outlook for 2004

        In December 2003, we received approximately $6.4 million, net of issuance costs, in proceeds from our initial public offering. We expected to use these proceeds primarily to:

  •
  continue the development and commercialization of our products and product candidates;

  •
  implement our strategic marketing and commercialization plan;

  •
  recruit and hire key senior management; and

  •
  provide working capital for our general corporate needs.

        In March 2004, we completed a private placement transaction with an institutional investor raising approximately $6.9 million, net of issuance costs. The proceeds of this transaction will augment the working capital derived from our initial public offering.

        We anticipate, based on our current plans and assumptions relating to our operations, that our current working capital together with our expected cash flows from operations should be sufficient to satisfy our cash requirements for at least the next twelve months. Although we have no current plans, agreements or commitments with respect to any acquisition, we may, if the opportunity arises, use an unspecified portion of our initial public offering net proceeds or our private placement proceeds to acquire or invest in products, technologies or companies.

        We anticipate executing our Marketing and Sales strategy in two phases. We believe this two-phase approach is the most efficient and cost effective manner to more quickly bring our products to the market place.

        Initially, in the first phase of our rollout strategy, we believe the most efficient and economical means of obtaining market penetration is through strategic alliances. Accordingly, this is where we have placed our immediate focus. These alliances are unique given that, in most instances, our prospective partners will control and assume all the costs of marketing and distribution. We will assume all the costs of manufacturing. This model eliminates many prohibitive costs such as mass-media advertising and the development of large sales and distribution channels. We will leverage the already established market visibility, presence and experience of our prospective partners as well as their distribution networks. We believe that these factors and our decision to outsource all our product manufacturing allows us to operate with minimal direct labor and other business costs.

        In January 2004, we executed our first strategic alliance with Ortho Distribution Inc., or ODI, a wholly owned subsidiary of OrthoRehab, Inc. of Tempe, Arizona. OrthoRehab has an extensive distribution network that serves the orthopedic medical community. We and ODI expect to launch product through ODI's distribution network in the second quarter of 2004.

        In March 2004, in furtherance of the first phase of our rollout strategy, we entered into an exclusive, direct to consumer media based, strategic alliance with M2G Media of Irvine, California a marketing and distribution company that utilizes direct to consumer media and television as its primary forms of marketing medium. M2G Media will market a product that we will manufacture that specifically targets the over the counter topical and analgesic arthritis and pain relief markets. We expect M2G Media to commence infomercial filming early in the second quarter and we and M2G Media expect to launch product through its channels of distribution in the third quarter of 2004.

        In addition to our focus on the strategic alliance model, we will also pursue opportunities to launch our products into retail market chains. Because retail sales typically engender more effort, cost and time and therefore produce less of an immediate impact on operations than strategic alliances, we have categorized this as part of the second phase of our rollout strategy. In February 2004, we appointed Commotion LLC of Golden, Colorado, a strategic product marketing company, to assist us in establishing direct brand recognition and strategic retail rollout for our current products and product candidates. To that end, we have designated a portion of our initial public offering proceeds to be used in a later period to implement our strategic marketing and commercialization plan as it relates to the second phase of our rollout strategy. Our plan, once implemented, is intended to obtain rapid market penetration and establish consumer brand recognition and loyalty. The plan is focused on the systematic rollout of our current products into major retail and drug store chains, select independent pharmacies and nontraditional channels, including multilevel marketing, direct marketing, web-sites and catalogues. We will use a portion of our initial public offering proceeds to fund our advertising and direct mail programs and attend and present our products at various tradeshows. We also intend to develop an in-house team to market and sell our products in specific targeted age and gender demographics. Our recently hired vice president and chief operating officer will direct this multi-faceted plan.

        In accordance with our plan to rebrand deFEET as Termin8 during its test marketing phase, we removed all deFEET units from the Walgreens' drug store shelves in 2003. Given that the product rebranding process was at that time in transition, we continued to pay for Walgreens' Coop marketing and advertising through the end of 2003. Termin8 is presently not distributed through Walgreens, however we continue to pursue opportunities to establish such an arrangement. Because immediate opportunities have presented themselves through private label strategic alliances discussed previously, securing an arrangement with Walgreens and other major retailers is not our immediate priority at the present time. However this remains important to us and will become a component of the second phase of our rollout strategy.

        We believe that the systematic and multi-phased launch for each of our products as described above will allow us to maintain control over the required costs associated with these launches and will maximize the return on investment for the advertising and marketing expenditures.

        The success of our marketing and sales activities is dependent, among other things, on our ability to retain and attract qualified marketing and sales personnel, enter into qualified strategic partnerships, place our products into major retail drug stores, as well as in the overall market and on the consumer perception of our products.

Years Ended December 31, 2003 and 2002

        Net Revenues—Net revenues decreased approximately 42% to $53,270 for the year ended December 31, 2003 from $91,957 for the year ended December 31, 2002. This decrease was a direct result of our decision to rebrand our athlete's foot product deFEET to Termin8. In response to this decision, in September 2003, Walgreens returned most of the deFEET product that it had in its possession. We recorded approximately $33,000 against our net revenues for 2003 as a result of Walgreen's return of its deFEET products to us. Sales of deFEET to Walgreens represented approximately 86% of our total 2003 net revenues.

        Cost of Sales—We outsource all manufacturing costs. As a result, cost of sales is limited to those costs incurred and billed by outside contract manufacturers. Cost of sales decreased approximately 23% to $31,622 in 2003 from $40,811 in 2002. This decrease was primarily due to the decrease in overall net revenue.

        Gross Profit—Gross profit as a percentage of net revenues decreased from approximately 56% in 2002 to 41% in 2003. This decrease was due primarily to our decision to discount deFEET to Walgreens by 33% in connection with its test marketing in 2003.

        Marketing, Advertising and Promotion Expenses—Marketing, advertising and promotion expenses increased $77,680 to $116,642 in 2003 from $38,962 in 2002. This increase was primarily due to increased advertising, marketing and the promotion of our products in 2003.

        Other Operating Expenses—Other operating expenses increased $583,086 to $1,047,918 in 2003 from $464,832 in 2002. The increase was primarily due to increased personnel related costs associated with the expansion of our company. In addition, we incurred certain professional costs associated with our initial public offering that could not be netted against the gross proceeds we received from this offering.

        Other Expenses, Net—Other expenses increased $542,346 to $536,560 in 2003 from a benefit of $5,786 in 2002. This increase was primarily due to a $500,926 charge associated with the beneficial conversion of $465,000 10% convertible subordinated pay-in-kind promissory notes in addition to the interest that accrued on these notes from their inception to their conversion into Class A shares of our common stock on December 15, 2003, the date we completed our initial public offering.

Years Ended December 31, 2002 and 2001

        Net Revenues—We generated no net revenues during the years ended December 31, 2002 and 2001 other than those derived from sales of our pain relief product and athlete's foot product made to retailers and end users through test markets.

        Net revenues decreased approximately 8% to $91,957 in the year ended December 31, 2002 from $100,209 during the year ended December 31, 2001. The decrease in revenue was primarily due to a shift in focus with respect to our revenue distribution model. More specifically, during the year ending December 31, 2002, we actively pursued private label strategic alliances for our pain relief products. A private label strategic alliance is a licensing arrangement in which a third party is given all the rights to package, market and distribute a company's products under the third party's own name label in return for a distributor's fee or royalty fee payable to the licensing company on a per unit basis. During the year ended December 31, 2002, we were engaged in ongoing negotiations with a large pharmaceutical company regarding a proposed private label strategic alliance that would permit that company to distribute and market our pain relief products under its private label. As part of its negotiations with us, that company advised us that it would be seeking exclusive rights with respect to distribution and marketing. No formal agreement was executed, but we reduced our efforts to market, distribute or replenish our retail supply of our pain relief products during the negotiation period so as to prevent the excessive cost of recalling these products in the event that the exclusivity rights that company was seeking were granted. Near the end of 2002, we determined that we did not wish to grant exclusivity rights to that company with respect to our pain relief products and the negotiations with that company ended. Our marketing and distribution of these products resumed in January 2003. No product recalls occurred as a result of our efforts to pursue these strategic alliances because no private label strategic alliances were consummated during this period.

        Cost of Sales—All manufacturing costs are outsourced. As a result, cost of sales is limited to those costs incurred and billed by the outside contractor. Cost of sales increased less than one percent to $40,811 for the year ended December 31, 2002 from $40,791 for the year ended December 31, 2001.

        Gross Profit—Gross profit as a percentage of net revenues decreased approximately 3% to 56% for the year ended December 31, 2002 from a gross profit of 59% for the year ended December 31, 2001. The decline in gross profit was due to a larger portion of the net revenue being made up of the athlete's foot product, which only carried a per unit gross profit of 35.5% during the year ended December 31, 2002. This gross profit reduction resulted from a promotional price discount of 33% to Walgreen's pharmacy retail chain that is currently test marketing this product.

        Marketing, Advertising and Promotion Expenses—Marketing, advertising and promotion expenses decreased approximately 93% to $38,962 for the year ended December 31, 2002 from $556,614 for the year ended December 31, 2001. The decrease was due to a shift in focus with respect to our revenue distribution model as we pursued private label strategic alliances.

        Other Operating Expenses—Other operating expenses decreased approximately 15% to $464,832 for the year ended December 31, 2002 from $545,748 for the year ended December 31, 2001. This decrease was due to reductions in travel, meals, sales-commission and outside sales contractors. We also shifted our focus with respect to our revenue distribution model, which allowed us to reduce these expenses as we pursued private label strategic alliances.

Liquidity and Capital Resources

        Historically, while we were a division of BioChemics, cash was managed on a centralized basis. Cash receipts associated with our business were transferred to BioChemics directly upon receipt and in turn BioChemics has provided funds to cover our disbursements. Accordingly, we had reported no cash or cash equivalents at December 31, 2002 or December 31, 2001. During 2001 and 2002, BioChemics funded most of our working capital needs. Accordingly, BioChemics made cash contributions to our capital in 2001 and 2002 to cover our deficits incurred during those years and period. These contributions totaled approximately $1.0 million in 2001, $0.4 million in 2002.

        In 2003, other operational charges of approximately $518,200 were paid by BioChemics to third parties on our behalf. Approximately $428,700 of this amount was reimbursed to BioChemics upon the closing of our initial public offering. The remaining balance of approximately $89,500 was outstanding at December 31, 2003.

        In accordance with our plan to obtain independent financing as a stand-alone entity, we initiated a private placement of our 10% convertible subordinated pay-in-kind promissory notes in the aggregate principal amount of $500,000. The proceeds from the sale of these notes were used to fund certain expenses related to our initial public offering, which is discussed further below. In December 2003, we repurchased $35,000 principal amount of these notes at cost, without interest, from an unrelated third party investor.

        We have no off balance sheet financing or financing that is not disclosed in our financial statements included in this Annual Report.

        On December 15, 2003, we completed an initial public offering of 1,667,500 shares of our Class A common stock at a price of $5.00 per share, raising approximately $6.4 million, net of issuance costs. At December 31, 2003, we had approximately $6.1 million remaining from these proceeds for our working capital needs. Concurrently with the completion of our initial public offering, we converted our 10% convertible subordinated pay-in-kind promissory notes into an aggregate of 200,371 shares of Class A common stock (601,113 shares on a post-split basis).

        We received a total of $450,000 in February, 2004 and March, 2004 related to the exercise of Warrants by the founder of Commotion LLC, a marketing company that we have closed a marketing agreement with on January 1, 2004. The Warrants were issued on January 16, 2004.

        On March 17, 2004 we entered into a private placement transaction with an institutional investor that resulted in net proceeds of approximately $6.9 million after closing costs were paid. The investment, which is in the form of an 18 month 2% Convertible Note, is convertible into shares of Class A common stock at a conversion rate of $9 per share, at the option of the investor. Both principal and interest are payable in cash or in shares of Class A common stock at our option. In addition, we issued to the investor warrants to purchase 166,667 shares of our Class A common stock at an exercise price of $8.75 per share.

        Based on our operating plans, we believe that our current working capital together with our expected cash flows from operations will be sufficient to fund operations and capital spending for the next 12 months.

Quantitative and Qualitative Disclosures Regarding Market Risk

  Interest Rate Sensitivity

        As of December 31, 2003, we had cash and cash equivalents of $6,109,775 that consisted of highly liquid money market instruments with maturities less than 90 days. Because of the short maturities of these instruments, a sudden change in market interest rates would not have a material impact on the fair value of the portfolio. Accordingly we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our portfolio.

  Equity Security Price Risk

        We do not own any equity investments. Therefore, we do not currently have any direct equity price risk.

  Market/Price Risk

        We are exposed to market risk in the normal course of business operations. We face competition and must offer our products and services at prices the market will bear. We believe we are well positioned with our products such that price risk will not affect our operating results to any significant degree. However, should the prices of our products decline, this may adversely affect our future profitability and competitiveness.

Recently Issued Accounting Pronouncements

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of the provisions of SFAS 150 did not have a material effect on our financial statements.

        In April 2003, the FASB issued SFAS No. 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies accounting for derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of the provisions of SFAS 149 did not have a material effect on our financial statements.

        In January 2003, the FASB issued Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities." As amended, this interpretation clarifies the consolidation principles for companies that have interests in entities that are Variable Interest Entities (VIE) as defined under FIN 46. According to this interpretation, if a company has an interest in a VIE and is at risk for a majority of the VIE's expected losses or receives a majority of the VIE's expected gains, it shall consolidate the VIE. For entities acquired or created before February 1, 2003, this interpretation is effective no later than the end of the first interim or reporting period ending after March 15, 2004, except for those VIE's that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim or annual reporting period ending after December 15, 2003. For all entities that were acquired subsequent to January 31, 2003, this interpretation is effective as of the first interim or annual period ending after December 31, 2003. The adoption of the provisions of this interpretation did not have a material effect on our financial statements.

ITEM 7. FINANCIAL STATEMENTS

        Our consolidated financial statements and related notes, which are attached to this Annual Report on Form 10-KSB beginning on page 29, are incorporated by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 8A. CONTROLS AND PROCEDURES

        Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2003 and, based on that evaluation, concluded that, as of December 31, 2003, we had sufficient controls and procedures for recording, processing, summarizing and reporting information that is required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, within the time periods specified in the SEC's rules and forms.

        There has not been any change in our internal control over financial reporting during our quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        Set forth below is the name, age, position and a brief account of the business experience of each of our executive officers and directors:

Name	Age	Position
John J. Masiz	44	President, Chief Executive Officer and Chairman of the Board
Kevin J. Seifert	43	Vice President, Chief Operating Officer, Director
Stephen G. Carter, Ph.D.	50	Vice President, Chief Scientific Officer, Director
Joseph Frattaroli	41	Vice President, Chief Financial Officer
Bruce A. Shear(1)(2)	48	Director
Brian J. Strasnick, Ph.D.(1)	50	Director
Robert E. Anderson(3)	47	Director
Gary Fromm, Ph.D.	69	Director
William P. Adams, M.D.(3)	57	Director

(1)
Member of both the Compensation and Audit Committee of the Board of Directors.

(2)
Financial expert to the Audit Committee.

(3)
Member of the Compensation Committee of the Board of Directors.

        John J. Masiz—Mr. Masiz has served as our Chief Executive Officer, President and Chairman of our Board of Directors since our inception. In addition, Mr. Masiz has served as the Chief Executive Officer and Chairman of BioChemics since 1989. From 1987 to 1990, Mr. Masiz served as the Chief Operating Officer of Linsco Financial Group (now named LPL Financial), currently one of the largest private brokerage firms in the United States. From 1985 to1987, Mr. Masiz was with Coopers & Lybrand. Before joining Coopers & Lybrand, Mr. Masiz served as a financial analyst with Hannaford Bros., Inc., including its Shop & Save and Welby Drug groups. Mr. Masiz is a cum laude graduate of Colby College, with distinction in two majors. He received a Juris Doctorate degree from Suffolk University Law School and is a member of the Massachusetts Bar Association.

        Kevin J. Seifert—Mr. Seifert joined us on December 1, 2003 as our Chief Operating Officer. In February 2004, Mr. Seifert was appointed as a member to our Board of Directors. Mr. Seifert held various management positions with Becton, Dickinson and Company, a medical technology and manufacturing company, from 1997 to October 31, 2003. From July 2000 until his resignation, Mr. Seifert served as President of Becton, Dickinson's Consumer Healthcare division. In this capacity, Mr. Seifert oversaw global consumer product production and sales of from Becton, Dickinson's core business including the diabetes franchise. From 1996 to 1997, Mr. Seifert served as Founder and Executive Vice President of Telergy, Inc., a broadband telecommunications service provider. From 1990 to 1996, Mr. Seifert was the Vice President of Marketing and Sales and Investor Relations for Bio-Plexus, Inc., a medical device manufacturer. From 1989 to 1990 Mr. Seifert acted as Vice President of Advanced Pulmonary Technology, Inc., a manufacturer of life support ventilators. From 1985 to 1989, Mr. Seifert was a Product Development Manager for Sage Products, Inc., a manufacturer and developer of medical and healthcare products. Mr. Seifert holds 4 medical device patents. He received his Bachelors of Science degree in Marketing from New Hampshire College in May 1984.

        Stephen G. Carter, Ph.D.—Dr. Carter has served as our Chief Scientific Officer since June 2003. He has served as a member of our Board of Directors since June 2003. From September 1999 to the present, Dr. Carter has also served as Chief Scientific Officer of BioChemics. From April 1999 to

September 1999, Dr. Carter was a self-employed consultant in the pharmaceuticals industry. From January 1996 to April 1999, Dr. Carter served as the Dean of Medical Research at Harvard Medical School (HMS) with responsibilities for the funding of all HMS research activities and for initiation and implementation of several new Harvard-wide research programs. From 1988 to 1996, Dr. Carter served in various executive positions with Glaxo/Glaxo Wellcome, including Head of U.S. Virology Research with a responsibility for biotechnology and academic alliances in drug delivery and gene therapy/genetics/genomics. From 1986 to 1988, Dr. Carter led a group of scientists and conducted research at the National Cancer Institute-Frederick Cancer Research Facility. From 1985 to 1986, Dr. Carter also served as a Research Faculty member at the Yale University School of Medicine in the Department of Molecular Biophysics and Biochemistry and as a NIH postdoctoral fellow in Molecular Virology with the Department of Human Genetics at Yale University. Dr. Carter received his Ph.D. from Iowa State University, Department of Biochemistry & Biophysics.

        Joseph Frattaroli—Mr. Frattaroli has served as our Chief Financial Officer since June 2003. From January 2002 through April 2003, Mr. Frattaroli served as an accounting and financial consultant to BioChemics. From April 2000 through December 2001, Mr. Frattaroli was chief financial officer of Getov Machine Incorporated, a machined products manufacturer. From January 1998 through April 2000, Mr. Frattaroli served as managing principal for the EPI group, a consulting firm that provided per diem chief financial officer services as well as tax preparation and compliance services. From March 1993 through January 1998, Mr. Frattaroli served as both an audit manager and tax director for Tucci and Roselli, Certified Public Accountants. From April 1989 through March 1993, Mr. Frattaroli served as tax department manager for Lockheed Martin Corporation. From May 1987 through April 1989, Mr. Frattaroli served as tax department senior for Ernst and Young, certified public accountants. From October 1985 through May 1987, Mr. Frattaroli served as a program field Revenue Agent for the Internal Revenue Service. Mr. Frattaroli holds a Bachelor of Science Degree in Business Administration from Salem State College and is a certified public accountant licensed in New Hampshire.

        Bruce A. Shear—Mr. Shear has served as a member of our Board of Directors since June 2003, and as the Audit Committee independent financial expert since August 2003. Mr. Shear is the co-founder, President and Chief Executive Officer of PHC, Inc., a publicly traded nationally recognized behavioral health company. Mr. Shear has served PHC since 1979. Prior to his current position, Mr. Shear served as vice president of financial affairs. Mr. Shear has served on the Board of Governors of the Federation of American Health Systems for over 15 years. In addition, Mr. Shear previously served on the Board of Trustees for the National Association of Psychiatric health systems, which represents the nation's behavioral health hospitals and organizations. Mr. Shear received an MBA from Suffolk University in 1980 and a B.S. in Accounting and Finance from Marquette University in 1976.

        Brian J. Strasnick, Ph.D.—Dr. Strasnick has served as a member of our Board of Directors since June 2003. Dr. Strasnick is the founder, Chairman, President and Chief Executive Officer of Willow Laboratories, one of New England's leading drug testing facilities. Dr. Strasnick has served that company since September 1995. Dr. Strasnick has provided behavioral healthcare and pharmacological services as a practitioner for over 18 years. His educational background is in pharmacology and psychology with an emphasis in substance abuse treatment. A nationally recognized expert, Dr. Strasnick lectures throughout the country as a National Visiting Professor for a national pharmaceutical company. He has extensive experience in pharmacology and metabolism of prescription medications and their effects on drug testing. Dr. Strasnick is a diplomat of the American College of Forensic Examiners as well as a fellow of the College of Pharmacological and Apothecary Sciences. Dr. Strasnick also serves on the Board for the Drug and Alcohol Testing Industry Association (DATIA).

        Robert E. Anderson—Mr. Andersen has served as a member of our Board of Directors since June 2003. From January 1998 to the present, Mr. Anderson has been a self-employed consultant and investor. From January 1995 to December 1997, he served as a senior managing director-financial at Furman Selz LLC a financial services firm. From March 1989 to November 1994, Mr. Anderson was a senior vice president with Lehman Brothers. From September 1982 to March 1989, he was a vice president with Goldman Sachs. Mr. Anderson received his A.B. in Economics from Brown University in 1978 and an MBA with Distinction from Harvard Business School in 1982.

        Gary Fromm, Ph.D.—Dr. Fromm has been a member of our Board of Directors since June 2003. Dr. Fromm now serves as Chairman and has served as a Director of IDC Financial Publishing, a leading analyst of government reporting financial institutions, since 1983. He has served as a Director to Sky Capital Enterprises, Inc. and Sky Capital Holdings Limited, financial services firms since April 2003. He has served as Chairman of the Board of Sky Capital UK Limited since July 2003. Dr. Fromm has also served as a Director of Global Secure Holdings, Inc. since February of 2003 and as a director of Neoterik Health Technologies, Inc. since 1984. Dr. Fromm is also co-founder and president of Investment Intelligence Systems Corporation and co-founder of Data Resources, both of which are market data distribution companies. Dr. Fromm holds an A.M. and a Ph.D in Economics from Harvard University, an M.S. in Industrial Management from M.I.T. and a B.M.E. in Mechanical Engineering from Cornell University.

        William P. Adams, M.D., F.A.C.S.—Dr. Adams has been a member of our Board of Directors since June 2003. Dr. Adams has served as the president and a director of the Adams Center for Aesthetic Surgery, in Boston, Massachusetts for more than five years. Dr. Adams is a Diplomate of the American Board of Plastic Surgery and a Fellow of the American College of Surgeons. He is also a member of the American Society of Plastic and Reconstructive Surgeons, the American Society for Aesthetic Plastic Surgery and serves as a Clinical Associate Instructor in Surgery at Massachusetts General Hospital and Harvard Medical School. Dr. Adams is a graduate of Dartmouth College and Harvard Medical School.

        John J. Masiz, Kevin J. Seifert and Dr. Stephen G. Carter are also Directors and executive officers of BioChemics. Robert Anderson is also a Director of BioChemics. BioChemics has no other directors. We expect that Mr. Masiz will spend approximately 70% of his business time on behalf of Vaso Active and that Dr. Carter will spend approximately 30% of his business time on behalf of Vaso Active. We expect that Mr. Masiz and Dr. Carter will spend the balance of their respective business time on behalf of BioChemics. As of January 2004, Kevin Seifert will act as Chief Operating Officer of BioChemics, in addition to acting in his capacity as Chief Operating Officer of Vaso Active. We expect that Mr. Seifert will spend approximately 70% of his business time on behalf of Vaso Active and the balance of his business time on behalf of BioChemics.

Code of Ethics

        We have adopted a code of ethics in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and related rules established by the SEC. The code of ethics establishes guidelines to be followed by our principal executive officer, who is our Chief Executive Officer, and our senior financial officers. Currently our Chief Financial Officer is our only senior financial officer under the code of ethics. In the event that we appoint a treasurer, controller, or other officer who is principally responsible for our accounting, such employees will automatically be deemed senior financial officers. In addition, our audit committee may, from time to time, change the officers designated as senior financial officers. Compliance is mandatory for those employees subject to our code of ethics. Waivers or amendments to this code will be disclosed to the public, and filed with the SEC, on Form 8-K. We have filed as an exhibit hereto a copy of this code of ethics.

Additional Information

        Additional information required by this item is incorporated by reference to the information set forth in the Proxy Statement for our 2004 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year ended December 31, 2003.

ITEM 10. EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference to the information set forth in the Proxy Statement for our 2004 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year ended December 31, 2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item is incorporated by reference to the information set forth in the Proxy Statement for our 2004 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year ended December 31, 2003.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is incorporated by reference to the information set forth in the Proxy Statement for our 2004 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year ended December 31, 2003.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation(2)
3.2	Amended and Restated By-laws(2)
4.1	Specimen Certificate for Class A common stock(2)
10.1	Employment Agreement, effective June 16, 2003, between Vaso Active Pharmaceuticals, Inc. and John J. Masiz(2)
10.2	Employment Agreement, effective June 16, 2003, between Vaso Active Pharmaceuticals, Inc. and Stephen G. Carter(2)
10.3	2003 Stock Incentive Plan(1)
10.4	Form of 2003 Non-Employee Director Compensation Plan(2)
10.5	Registration Rights Agreement by and between Vaso Active Pharmaceuticals, Inc. and BioChemics, Inc.(2)
10.6	License Agreement, dated February 1, 2003, between BioChemics, Inc. and Vaso Active Pharmaceuticals, Inc., as amended by an amendment agreement, dated July 2, 2003.(2)
10.7	Manufacturing and Development Agreement, dated February 1, 2003, between Vaso Active Pharmaceuticals, Inc. and BioChemics, Inc.(2)
10.8	Administrative Services Agreement, dated September 1, 2003, between BioChemics, Inc. and Vaso Active Pharmaceuticals, Inc.(3)
14	Code of Ethics(3)
23.1	Consent of Stowe & Degon(3)
31.1	Certification of John J. Masiz, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(3)

31.2	Certification of Joseph Frattaroli, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(3)
32.1	Certification of John J. Masiz, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(3)
32.2	Certification of Joseph Frattaroli, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(3)

(1)
Previously filed as an exhibit to our registration statement on Form SB-2 filed on July 3, 2003.

(2)
Previously filed as an exhibit to our registration statement on Form SB-2/A filed on September 9, 2003.

(3)
Filed herewith.

(b) Reports on Form 8-K:

        There were no reports on Form 8-K filed during the three-month period ended December 31, 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is incorporated by reference to the information set forth in the Proxy Statement for our 2004 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year ended December 31, 2003.

SIGNATURES

        In accordance with Section 13 and 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this March 26, 2004.

VASO ACTIVE PHARMACEUTICALS, INC.
By:	/s/ JOSEPH FRATTAROLI Joseph Frattaroli Chief Financial Officer

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of March 26, 2004

Name	Title	Date

/s/ JOHN J. MASIZ John J. Masiz	President, Chief Executive Officer and Chairman of the Board of Directors
/s/ KEVIN J. SEIFERT Kevin J. Seifert	Vice President, Chief Operating Officer and Director
/s/ STEPHEN G. CARTER, PH.D. Stephen G. Carter, Ph.D.	Vice President, Chief Scientific Officer and Director
/s/ JOSEPH FRATTAROLI Joseph Frattaroli	Vice President and Chief Financial Officer
/s/ BRUCE A. SHEAR Bruce A. Shear	Director
/s/ GARY FROMM, PH.D. Gary Fromm, Ph.D.	Director
/s/ BRIAN J. STRASNICK, PH.D. Brian J. Strasnick, Ph.D.	Director
/s/ WILLIAM P. ADAMS, M.D. William P. Adams, M.D.	Director

VASO ACTIVE PHARMACEUTICALS, INC.

INDEX TO FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT

To the Directors and Shareholders of Vaso Active Pharmaceuticals, Inc.:

We have audited the accompanying balance sheets of Vaso Active Pharmaceuticals, Inc. (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Vaso Active Pharmaceuticals, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United Stated of America.

/s/ Stowe & Degon

Worcester, MA
February 25, 2004 (Except March 17, 2004 as to note 11)

VASO ACTIVE PHARMACEUTICALS, INC.

BALANCE SHEETS

	December 31,
	2003	2002
ASSETS
Current Assets:
Cash and cash equivalents	$6,109,775	$—
Accounts receivable	1,357	53,437
Inventory	60,826	14,502
Prepaid expenses and other current assets	145,684	4,304

Total current assets	6,317,642	72,243

Total	$6,317,642	$72,243

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$125,029	$49,300
Accrued compensation	278,438	604
Other accrued expenses	197,564	—
Due to parent company	89,507	22,339

Total current liabilities	690,538	72,243

Commitments and Contingencies (Note 8)
Stockholders' Equity:
Preferred stock—$0.0001 par value; authorized, 10,000,000 Shares issued and outstanding, none (Note 5)	—	—
Common stock—$0.0001 par value; authorized, 30,000,000 Shares; issued and outstanding, 10,103,613 shares in 2003 and no shares in 2002 (Note 5)	1,011	—
Additional paid-in-capital	7,305,565	1,487,257
Accumulated deficit	(1,679,472)	(1,487,257)

Total stockholders' equity	5,627,104	—

Total	$6,317,642	$72,243

See notes to financial statements.

VASO ACTIVE PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2003	2002	2001
Net revenues	$53,270	$91,957	$100,209
Cost of revenues	31,622	40,811	40,791

Gross profit	21,648	51,146	59,418
Costs and expenses:
Marketing, advertising and promotion	116,642	38,962	556,614
Management fee	122,073	135,600	114,150
Selling, general and administrative	925,845	329,232	431,598

Loss from operations	(1,142,912)	(452,648)	(1,042,944)
Other income (expense), net	(536,560)	5,786	2,549

Net loss	$(1,679,472)	$(446,862)	$(1,040,395)

Net loss per share—basic and diluted	$(0.62)	$—	$—
Weighted average shares outstanding—basic and diluted	2,714,180	—	—

See notes to financial statements.

VASO ACTIVE PHARMACEUTICALS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock
			Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount			Total
Balance, January 1, 2001	—	$—	$—	$—	$—
Contributions by parent	—	—	1,040,395	—	1,040,395
Net loss	—	—	—	(1,040,395)	(1,040,395)

Balance, December 31, 2001	—	—	1,040,395	(1,040,395)	—

Contributions by parent	—	—	446,862	—	446,862
Net loss	—	—	—	(446,862)	(446,862)

Balance, December 31, 2002	—	—	1,487,257	(1,487,257)	—

Effect of incorporation	—	—	(1,487,257)	1,487,257	—
Issuance of Class B common stock to parent	4,500,000	450	—	—	450
Issuance of Class A common stock at $1.67 per share, net of $1,935,305 in issuance costs	5,002,500	501	6,401,694	—	6,402,195
Conversion of 10% convertible Promissory notes and accrued interest	601,113	60	903,871	—	903,931
Net loss	—	—	—	(1,679,472)	(1,679,472)

Balance, December 31, 2003	10,103,613	$1,011	$7,305,565	$(1,679,472)	$5,627,104

See notes to financial statements.

VASO ACTIVE PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,679,472)	$(446,862)	$(1,040,395)
Adjustments to reconcile net loss to net cash used in Operating activities:
Beneficial conversion feature of 10% convertible promissory notes	500,926	—	—
Accrued interest converted to Class A common stock	35,907	—	—
Adjustments to reconcile net loss to net cash used in Operating activities:
Increase (decrease) in cash from the change in:
Accounts receivable	52,080	(53,057)	(380)
Inventory	(46,324)	2,857	(17,359)
Prepaid expenses and other current assets	(141,380)	(1,820)	(2,484)
Accounts payable	75,729	26,660	22,640
Accrued compensation	277,834	(2,739)	3,343
Other accrued expenses	197,564	—	—

Net cash used in operating activities	(727,136)	(474,961)	(1,034,635)

CASH FLOWS FROM FINANCING ACTIVITIES:
Investment from parent	450	—	—
Contributions from parent	—	446,862	1,040,395
Payments from parent company, net	67,168	28,099	(5,760)
Net proceeds from the issuance of 10% convertible promissory notes	367,098	—	—
Net proceeds from the issuance of common shares	6,402,195	—	—

Net cash provided by financing activities	6,836,911	474,961	1,034,635

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,109,775	—	—
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	—	—

CASH AND CASH EQUIVALENTS, END OF YEAR	$6,109,775	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$—	$—
Income taxes paid	—	—	—
Non-cash financing activities:
Fair value of warrants issued in connection with initial Public offering	185,000	—	—

See notes to financial statements.

VASO ACTIVE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

1. Nature of Business and Operations

  The Company

        Vaso Active Pharmaceuticals, Inc. (the "Company") is an early-stage company focused on commercializing, marketing and selling over-the-counter ("OTC") pharmaceutical products that incorporate the vaso active lipid encapsulate ("VALE") transdermal delivery technology. The Company is engaged in a single operating segment of the OTC pharmaceutical industry.

        The Company licenses the VALE technology from BioChemics, Inc. ("BioChemics"), a privately owned biopharmaceutical company, which, at December 31, 2003, owned approximately 45% of the Company's issued and outstanding shares of its common equity and 71% of the voting interests of the Company. As discussed in Notes 5 and 7, the Company issued 4,500,000 shares of its Class B common stock to BioChemics in consideration for the exclusive worldwide rights to develop, market and sell the VALE technology for OTC pharmaceutical products. These shares were issued pursuant to authorization from the Company's Board of Directors on June 20, 2003.

        The Company has a limited operating history and has incurred net losses since its inception. The Company's principal risks are its ability to successfully develop and market its products and product candidates, competition from substitute products and larger companies, dependence on key personnel and continued dependence on BioChemics for manufacturing and product development.

  Initial Public Offering

        On December 15, 2003, the Company completed an initial public offering of 5,002,500 shares of Class A common stock at a price of $1.67 per share raising approximately $6.4 million, net of issuance costs. See Note 5.

  Stock Split

        On February 20, 2004, the Company announced a three-for-one stock split on all classes of common equity in the form of a 200% stock dividend paid on March 5, 2004 to stockholders of record on February 23, 2004. All share and per share information have been restated to give retroactive effect to this stock split.

  Historical Operations

        The Company commenced operations in January 2001 as the OTC division of BioChemics. In January 2003, the Company incorporated in the state of Delaware and became a wholly-owned subsidiary of BioChemics. The 2002 and 2001 financial statements of the Company reflect the historical results of operations and cash flows of the OTC division of BioChemics during each of these respective periods. The 2003 financial statements of the Company have been prepared on a stand-alone basis.

        The 2002 and 2001 financial statements have been prepared using BioChemics' historical bases in the assets and liabilities and historical results of operations of this division. BioChemics' net investment in the Company is reflected as additional paid-in capital. Transactions were processed through an inter-company account, of which the balance represented the net obligation from the Company to BioChemics. Additionally, the Company's financial statements are included in the consolidated financial statements of BioChemics.

        BioChemics provides the Company with certain management and administrative services including accounting, corporate services, data processing, telephone, office space and other occupancy and infrastructure related costs. The financial statements of the Company include expense allocations on bases that the Company and BioChemics consider to be reasonable reflections of the utilization of services provided for the benefit received by the Company. In addition, the Company's marketing, advertising and promotion expenses include expenses related to the commercialization, marketing and distribution of the BioChemics athlete's foot preparation product, the revenues of which are realized by the Company through an assignment of BioChemics' ownership interests in such revenues. The financial information included herein for the 2002 and 2001 may not reflect the financial position, operating results, changes in stockholder's equity and cash flows of the Company in the future or what they would have been had the Company been a separate stand-alone entity during 2002 and 2001. However, it is probable that the actual historic results would not be significantly different from those presented.

        In accordance with generally accepted accounting principles with respect to the allocation of corporate management services, the financial statements of a carved out public registrant should appropriately reflect these expenses to fairly present its operating results with an offset to additional paid-in capital. In addition, it is required that upon incorporation of a carved out division into a stand-alone entity, the accumulated deficiency balance should be eliminated against additional paid-in capital. Upon incorporation of the Company in January 2003, the existing accumulated deficiency of $1,487,257 was eliminated using such treatment.

2. Summary of Significant Accounting Policies

        This summary of significant accounting policies is presented to assist in understanding the financial statements of the Company. The financial statements and notes are representations of the Company's management, who are responsible for their fair presentation, integrity and objectivity. The accounting policies conform with accounting principles generally accepted in the United States of America.

        Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Actual results could differ from those estimates.

        Cash and Cash Equivalents—Cash and cash equivalents include cash on hand, cash deposited with banks and highly liquid debt securities with remaining maturities of ninety days or less when purchased. In 2002 and 2001, BioChemics managed the Company's cash and cash equivalents. Cash receipts associated with the Company's business were transferred to BioChemics on a periodic basis and BioChemics funded the Company's disbursements. Beginning in 2003, the Company managed its own cash.

        Accounts Receivable—Accounts receivable consist primarily of trade receivables from the sale of OTC pharmaceutical products. The allowance for doubtful accounts is based on the Company's assessment of the collectibility of specific customer accounts and an assessment of economic risk as well as the aging of the accounts receivable. The Company's policy is to write-off uncollectible trade receivables after significant measures have failed to result in their collection. An allowance for doubtful accounts is established to represent the estimated uncollectible trade receivables. The Company held little outstanding trade receivables at December 31, 2003 and therefore no allowance for doubtful accounts provision has been established.

        Inventory—Inventory is valued at the lower of cost or market on a first-in, first-out basis. The Company uses outside contract manufacturers for the production of its products. Therefore, all inventory is in the form of finished goods.

        Due to Parent—Pursuant to a license agreement, a manufacturing agreement, a registration rights agreement and as well as the allocation of overhead and other administrative services, the Company's transactions are processed through an inter-company account, due to/from parent, the balance of which represents the net obligation from the Company to BioChemics, or vice-versa. BioChemics funded the Company during the period of time in which the Company was a division. BioChemics contributed non-reimbursed amounts of $1,040,395, and $446,862 during the years ended December 31, 2002 and 2001 respectively.

        In January 2003, the Company incorporated and became a stand-alone entity. During 2003, BioChemics paid $518,197 on behalf of the Company to third parties. As of December 31, 2003, $428,690 of this amount was repaid to BioChemics. The remaining balance of $89,507 remains due and outstanding.

        Fair Values—Unless otherwise noted, deposits, prepaid expenses, accounts payable, accrued expenses and other liabilities have all been stated at values that approximate fair value.

        Revenue Recognition—The Company recognizes revenue from product sales in accordance with generally accepted accounting principles in the United States, including the guidance in Staff Accounting Bulletin 101, "Revenue Recognition," and Statement of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition When Right of Return Exists."

        Revenue from product sales is recognized when there is persuasive evidence of an arrangement, delivery has occurred, the price is fixed and determinable, and collectibility is reasonably assured. However, because the Company's products are sold with limited rights of return, revenue is recognized when the price to the buyer is fixed, the buyer is obligated to pay, the obligation to pay is not contingent on resale of the product, the buyer has economic substance on its own, the Company has no obligation to bring about the sale of the product and the amount of returns can be reasonably estimated.

        The Company records allowances for product returns, rebates and discounts, and reports revenue net of such allowances. The Company makes judgments and estimates in preparing the allowances, which could require adjustments in the future. For instance, customers have the right to return any product that is held past the labeled expiration date. The Company bases its estimates on historic patterns of returns and on the expiration dates of product currently being shipped.

        Revenue is not recognized unless collectibility is reasonably assured. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If a customer's financial condition were to deteriorate and result in an impairment of their ability to make payments, additional allowances may be required.

        Stock-Based Compensation—The Company accounts for stock-based employee compensation arrangements using the intrinsic value method in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

        The Company has employee stock benefit plans, which are described more fully in Note 6. As the exercise price of all options granted under these stock option plans was equal to the market price of the underlying common stock on the grant date, no stock-based compensation is recognized in the Company's financial statements. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended, to options granted under the stock option plans and rights to acquire stock granted under the Company's 2003 Stock Incentive Plan and 2003 Non-Employee Director Compensation Plan. For purposes of this pro-forma disclosure, the value of the options is estimated using a Black-Scholes option pricing model and amortized ratably to expense over the options' vesting periods. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.

2003
Net loss, as reported	$(1,679,472)
Less: Stock-based compensation had all options been recorded at fair value	(114,356)

Adjusted net loss	$(1,793,828)

Weighted average shares outstanding, basic and diluted	2,714,180
Net loss per share, basic and diluted, as reported	$(0.62)

Adjusted net loss per share, basic and diluted	$(0.66)

        The Black-Scholes option pricing model requires the Company to input highly subjective assumptions, including the option's expected life and the price volatility of the underlying stock. See Note 6 for a discussion of the assumptions used in the option pricing model and estimated fair value of employee stock options. The Company did not issue any stock options in 2002 or 2001.

        Income Taxes—Prior to 2003, the Company was a division of BioChemics and was not subject to federal or state income tax reporting requirements. In January 2003, the Company incorporated and became a stand-alone entity. The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of existing assets and liabilities, using enacted tax rates. Valuation allowances are established when necessary to reduce the deferred tax assets to those amounts expected to be realized.

        Advertising Costs—Costs incurred to advertise and promote the Company are expensed as incurred. Advertising costs were approximately $74,000, $39,000 and $557,000 in 2003, 2002 and 2001, respectively.

        Sales Incentives—Sales incentives are netted against revenues when incurred. Sales incentives are primarily comprised of slotting fees, coupons and rebates. Sales incentives of approximately $5,000, $5,000 and $24,000 were netted against revenues in 2003, 2002 and 2001, respectively.

        Research and Development—There were no research and development costs incurred for any of the periods presented in the Company's financial statements.

        Management Fees—BioChemics provides the Company with certain administrative, marketing and management services, as well as the Company's facilities and general corporate infrastructure. Management fees were approximately $122,000, $136,000 and $114,000 in 2003, 2002 and 2001, respectively.

        Comprehensive Income—Comprehensive income (loss) was equal to net loss for each year presented.

        Net Loss Per Common Share—Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share reflects, in addition to the weighted average number of common shares, the potential dilution if common stock options were exercised into common stock, unless the effects of such exercises would have been antidilutive.

        Basic and diluted loss per common share are the same for 2003 as potentially dilutive stock options and warrants totaling 1,575,000 in 2003 have not been included in calculations of diluted net loss per common share available to common stockholders, as their inclusion would have been antidilutive.

        Historical Net Loss Per Common Share—The historical capital structure of the Company is not representative of the future capital structure. Accordingly, the historical net loss per share and weighted average number of common shares outstanding are not shown for any periods presented prior to January 1, 2003. See Note 10 for required pro-forma calculations. Shares used in the computation of basic and diluted loss per share represent the weighted average shares outstanding during the years presented.

        Reclassifications—Certain reclassifications have been made to the 2002 and 2001 amounts to conform to the 2003 presentation.

        Recently Issued Accounting Pronouncements—In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of the provisions of SFAS 150 did not have a material effect on the Company's financial statements.

        In April 2003, the FASB issued SFAS No. 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies accounting for derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of the provisions of SFAS 149 did not have a material effect on the Company's financial statements.

        In January 2003, the FASB issued Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities." As amended, this interpretation clarifies the consolidation principles for companies that have interests in entities that are Variable Interest Entities ("VIE") as defined under FIN 46. According to this interpretation, if a company has an interest in a VIE and is at risk for a majority of the VIE's expected losses or receives a majority of the VIE's expected gains, it shall consolidate the VIE. For entities acquired or created before February 1, 2003, this interpretation is effective no later than the end of the first interim or reporting period ending after March 15, 2004, except for those VIE's that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim or annual reporting period ending after December 15, 2003. For all entities that were acquired subsequent to January 31, 2003, this interpretation is effective as of the first interim or annual period ending after December 31, 2003. The adoption of the provisions of this interpretation did not have a material effect on the Company's financial statements.

3. Private Placement

        In April 2003, the Company completed the private placement of $500,000, 10% convertible subordinated pay-in-kind promissory notes (the "notes") to accredited investors. This amount was subsequently reduced to $465,000 in December 2003 as the Company repurchased $35,000 from an unrelated third party investor.

        The notes and any accrued interest were convertible into Class A common stock either voluntarily on or before the maturity date of the notes (March 31, 2005) or mandatorily upon the consummation of a qualified public offering. The notes were to convert at the lesser of 50% of the qualified public offering price or $0.83, up to a maximum of 660,000 shares. On December 15, 2003, the Company completed an initial public offering of 5,002,500 shares of its Class A common stock, which caused the automatic conversion of the notes. The notes and their accrued interest converted into 601,113 shares of Class A common stock.

        The Company accounted for this transaction in accordance with Emerging Issues Task Force Abstract No, 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios." Because the fair value of the common stock sold by the Company in its initial public offering was in excess of the conversion price of the notes and as the notes were immediately converted into shares of Class A common stock, a $500,926 charge was recorded in connection with this beneficial conversion feature and recorded in other expenses, net in 2003.

        A director of the Company purchased $50,000 in these notes in April 2003. These notes and accrued interest converted into approximately 64,233 shares of Class A common stock in December 2003.

4. Income Taxes

        The Company has federal and state tax net operating loss carryforwards available for future periods of approximately $1,021,000. The federal and state tax net operating loss carryforwards expire beginning in 2024. As a result of the changes in the ownership of the Company, there may be limitations on the amounts of net operating loss carryforwards that may be utilized in any one year.

        The tax effect of significant items comprising the Company's net deferred tax assets at December 31, 2003 and 2002 are as follows:

	2003	2002
		(pro forma)
Deferred tax assets:
Net operating loss carryforwards	$451,000	$595,000
Accrued compensation	(43,000)	—

	408,000	595,000
Valuation allowance	(408,000)	(595,000)

Net deferred tax assets	$—	$—

        The Company operated as a division of BioChemics from inception through January 2003. Accordingly, during that period, the Company was not subject to federal or state income taxes. Therefore, the components of the Company's deferred tax asset at December 31, 2002 is presented on a pro forma basis as if the Company had been a legal stand-alone entity for the period presented.

        The Company believes that uncertainty exists with respect to future realization of the deferred tax assets and has established a valuation allowance for the full amount as of December 31, 2003 and 2002.

        A reconciliation between the amount of income tax determined by applying the applicable U.S. statutory tax rate to the pre-tax loss is as follows:

	2003	2002	2001
		(pro forma)	(pro forma)
Federal statutory rate	34%	34%	34%
State tax, net of federal impact	6	6	6
Provision for valuation allowance on deferred tax assets	(40)	(40)	(40)

Effective tax rate	—%	—%	—%

5. Stockholders' Equity

        Initial Capitalization—The Company operated as a division of BioChemics from its inception in January 2001 through January 2003 and maintained no classes of common or preferred stock. In January 2003, the Company incorporated and, in accordance with its Certificate of Incorporation, established two classes of stock—common stock and preferred stock. Upon incorporation, no shares of either class were issued or outstanding.

        On June 20, 2003, the Board of Directors of the Company authorized the issuance of 4,500,000 shares of Class B common stock to BioChemics pursuance to the license agreement between the Company and BioChemics (see Note 7).

        Preferred stock—At December 31, 2003, the Company had 10,000,000 authorized shares of preferred stock, $0.0001 par value per share, of which no shares were issued and outstanding.

        Common Stock—The Company maintains two classes of common stock. The Company has 20,000,000 authorized shares of Class A common stock and 10,000,000 authorized shares of Class B common stock. The par value for each of these classes of common stock is $0.0001. Holders of Class A common stock are entitled to one vote per share, while holders of Class B common stock are entitled to three votes per share. At December 31, 2003, there were 5,603,613 shares of Class A common stock issued and outstanding. At December 31, 2003, there were 4,500,000 shares of Class B common stock issued and outstanding, all of which are held by BioChemics.

        On December 15, 2003, the Company completed an initial public offering of 5,002,500 shares of Class A common stock at a price of $1.67 per share pursuant to a registration statement filed with the Securities and Exchange Commission. Concurrently with the completion of the initial public offering, the 10% convertible subordinated pay-in-kind promissory notes converted into 200,371 shares of Class A common stock. Net of underwriting discount and other expenses of the offering, the Company received $6,402,195 for the Class A common shares it issued and sold. Warrants with a fair value of approximately $185,000 were issued to the underwriters of this initial public offering and have been netted against the gross proceeds of this offering. The fair value of the warrants was calculated using the Black-Scholes option pricing model. The Company used the following assumptions in this model—a risk-free interest rate of 3.3%, an expected life of one year, no dividends and a volatility of 98%.

6. Stock Option Plans

        In 2003, the Company established two stock option plans. The 2003 Stock Incentive Plan provides to the issuance of up to 1,350,000 shares of Class A common stock to employees, officers and consultants in the form of nonqualified and incentive stock options, restricted stock grants or other stock-based awards, including stock appreciation rights. The 2003 Non-Employee Director Compensation Plan provides for the issuance of up to 900,000 shares of Class A common stock to non-employee directors in the form of nonqualified and incentive stock options, restricted stock grants or other stock-based awards, including stock appreciation rights. The Company's shareholders approved each of the stock option plans on August 26, 2003. As of December 31, 2003, there were 510,000 and 600,000 remaining options available under the 2003 Stock Incentive Plan and the 2003 Non-Employee Director Compensation Plan, respectively.

        Stock option activity was as follows in 2003:

		Weighted-Average
	Number of Options	Exercise Price	Fair Value
Outstanding at January 1, 2003	—
Granted	1,140,000	$1.71	$1.15
Exercised	—
Forfeited	—

Outstanding at December 31, 2003	1,140,000	$1.71

Exercisable at December 31, 2003	75,000

Options Outstanding			Options Exercisable
Number of Options	Range of Exercise Prices	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Number Currently Exercisable
840,000	$1.67	10.0	$1.67	75,000
300,000	$1.83	10.0	$1.83	—

1,140,000				75,000

        As discussed in Note 2, the Company accounts for stock options granted to employees in accordance with APB No. 25. The Company did not grant any stock options to non-employees in 2003. However, the 2003 Stock Incentive Plan allows the Company to grant stock options to non-employees. The Company is required to record stock-based compensation when it grants options to purchase its common stock to non-employees under SFAS 123. In general, the value of these options would be calculated using the Black-Scholes option-pricing model.

        Pro Forma Disclosure—SFAS No. 123 requires the disclosure of pro forma information as if the Company adopted the fair value method for grants or awards made to employees. For purposes of the pro forma disclosures, the fair value of options on their grant date was measured using the Black-Scholes option pricing model and only apply to 2003 as there were no stock options issued or outstanding in 2002 or 2001. Forfeitures are recognized as they occur.

        Had compensation expense been determined based on the fair values at the grant dates for awards in accordance with SFAS No. 123, the Company's 2003 net loss and net loss per common share would have been as follows:

2003
Net loss, as reported	$(1,679,472)
Pro forma net loss	(1,793,828)
Diluted net loss per common share as reported	(0.62)
Pro forma diluted net loss per common share	(0.66)

        The fair value of options on their grant date was measured using the Black-Scholes option-pricing model. Key assumptions used to apply this pricing model are as follows:

2003
Risk-free interest rate	3.3%
Expected life of option grants	4 years
Expected dividend yield	0.0%
Expected volatility of underlying stock	98%

7. Related Party Agreements

        On February 1, 2003, the Company executed a license agreement with BioChemics that allows it to commercialize, market and sell OTC pharmaceutical products using BioChemics' patented VALE transdermal drug delivery system and BioChemics-owned trademarks in the OTC pharmaceutical market. In consideration, BioChemics was issued 4,500,000 shares of the Company's Class B common stock. The term of this licensing agreement extends through the date of the last BioChemics' patent to expire. With respect to the portions of the licensing agreement that do not apply to a BioChemics patent or patent application, this agreement extends though February 2013. The licensing agreement can be automatically renewed for successive two-year terms for the non-patent technology.

        On February 1, 2003, the Company executed a five-year agreement with BioChemics with respect to ongoing manufacturing and development of the Company's products and product candidates. In accordance with the terms and conditions of this agreement, BioChemics will research, develop and manufacturer the Company's products on its behalf. In consideration, BioChemics will charge the Company a development and manufacturing fee at a rate of cost plus 10%. This agreement can be automatically renewed for successive one-year terms.

        Effective of September 1, 2003, the Company entered into an administrative services agreement with BioChemics. Under this agreement, BioChemics provides to the Company, at the Company's request, administrative support services including secretarial support, accounting and tax services, data processing services, utilities, designated office space, designated warehouse and storage space, office supplies, telephone and computer services and equipment and such other office and corporate support services as the Company reasonably requires from time to time. BioChemics charges the Company an administrative services fee at a rate of cost plus 10%. This agreement is in effect for an initial term of five years and is automatically renewable on each anniversary date for an additional period of twelve months unless sooner terminated in accordance with the agreement.

8. Commitments and Contingencies

        The Company has non-cancelable employment agreements with two officers to secure their employment through June 30, 2008. The remaining payments due under these employment contracts are as follows—$315,000 for 2004, 2005, 2006 and 2007 and $157,500 for 2008.

        The Company subleases its office space from BioChemics, however, it does not have a formal lease agreement with BioChemics. Total rent expense for this office space was approximately $20,000, $15,000 and $9,000 in 2003, 2002 and 2001, respectively. The Company is not obligated to any significant long-term lease commitments or other off-balance sheet financing arrangements.

        The Company may become subject to legal proceedings and claims that arise in the ordinary course of business. Management currently believes that resolving these matters will not have a material adverse impact on the Company's financial position, results of operations or its cash flows.

9. Geographic Sales Information and Major Customers

        The Company is an early stage company. To date all revenues are from the sale of its products in North America. One customer accounted for approximately 86% and 66% of the Company's 2003 and 2002 net revenues. Two customers accounted for approximately 98% of the Company's 2001 net revenues.

10. Required Pro Forma Information (unaudited)

        Required pro forma information is identical in content to that information presented on the financial statements with the exception of required net loss per share data. As discussed in Note 5, the Company was not capitalized until June 20, 2003. The pro forma loss per share calculations are presented as if (i) the 4,500,000 shares of Class B common stock had been issued to BioChemics on January 1, 2001, and (ii) the 10% convertible promissory notes had been converted into 601,113 shares of Class A common stock on January 1, 2001.

	Pro Forma	As Reported
2003 net loss per share—basic and diluted	$(0.31)	$(0.62)
2002 net loss per share—basic and diluted	(0.09)	—
2001 net loss per share—basic and diluted	(0.20)	—

11. Subsequent Event

        On March 17, 2004 the Company entered into a private placement transaction with an institutional investor that resulted in net proceeds of approximately $6.9 million after closing costs were paid. The investment, which is in the form of an 18 month 2% Convertible Note, is convertible into shares of Class A common stock at a conversion rate of $9 per share, at the option of the investor. Both principal and interest are payable in cash or in shares of Class A common stock at the option of the Company. The maturity date may be extended for up to two years at the option of the investor. In addition, the Company issued to the investor, warrants to purchase 166,667 shares of Class A common stock at an exercise price of $8.75 per share, and an investment banker, who acted as the placement agent, and the underwriter of the Company's registration were paid combined commissions and settlement fees totaling 7.5% of the transaction as well as warrants to purchase Class A common stock.

QuickLinks

VASO ACTIVE PHARMACEUTICALS, INC. INDEX TO FORM 10-KSB
FACTORS THAT MAY AFFECT FUTURE RESULTS
PART I
  ITEM 1. DESCRIPTION OF BUSINESS
  ITEM 2. DESCRIPTION OF PROPERTY
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS
  ITEM 7. FINANCIAL STATEMENTS
  ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 8A. CONTROLS AND PROCEDURES
PART III
  ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
  ITEM 10. EXECUTIVE COMPENSATION
  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
SIGNATURES
VASO ACTIVE PHARMACEUTICALS, INC. INDEX TO FINANCIAL STATEMENTS
INDEPENDENT AUDITORS' REPORT
VASO ACTIVE PHARMACEUTICALS, INC. BALANCE SHEETS
VASO ACTIVE PHARMACEUTICALS, INC. STATEMENTS OF OPERATIONS
VASO ACTIVE PHARMACEUTICALS, INC. STATEMENTS OF STOCKHOLDERS' EQUITY
VASO ACTIVE PHARMACEUTICALS, INC. STATEMENTS OF CASH FLOWS
VASO ACTIVE PHARMACEUTICALS, INC. NOTES TO FINANCIAL STATEMENTS