Form 10QSB
period 2004-03-31
VASO ACTIVE PHARMACEUTICALS INC
filed 2004-07-20
CIK 1232400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Quarterly Period Ended March 31, 2004

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Transition Period From     To

Commission File Number: 001-31925

VASO ACTIVE PHARMACEUTICALS, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	02-0670926
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

99 Rosewood Drive, Suite 260 Danvers, MA	01923
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number: (978) 750-1991

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common stock, Class A, $0.0001 par value	5,828,604 shares outstanding on July 19, 2004
Common stock, Class B, $0.0001 par value	4,500,000 shares outstanding on July 19, 2004

VASO ACTIVE PHARMACEUTICALS, INC.

VASO ACTIVE PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

	March 31, 2004	December 31 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents (Note 1)	$12,364,531	$6,109,775
Accounts receivable	2,240	1,357
Inventory	81,830	60,826
Prepaid expenses	133,644	145,684

Total current assets	12,582,245	6,317,642

Property and equipment - net	4,961	—

	$12,587,206	$6,317,642

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$239,896	$125,029
Accrued compensation	58,273	278,438
Other accrued expenses	114,280	197,564
Convertible note payable (Note 1)	7,500,000	—
Due to parent company	92,209	89,507

Total current liabilities	8,004,658	690,538

Commitments and contingencies (Note 1)	200,000

	8,204,658	690,538
Stockholders’ equity:
Preferred stock - $0.0001 par value; authorized 10,000,000 shares; issued and outstanding, none	—	—
Common stock - $0.0001 par value; authorized 30,000,000 shares; issued and outstanding, 10,328,604 March 31, 2004; and 10,103,613 December 31, 2003	1,033	1,011
Additional paid-in capital	8,093,656	7,305,565
Deferred compensation	(229,080)	—
Accumulated deficit	(3,483,061)	(1,679,472)

Total stockholders’ equity	4,382,548	5,627,104
	$12,587,206	$6,317,642

See notes to the unaudited condensed financial statements.

VASO ACTIVE PHARMACEUTICALS, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three-Month Period Ended March 31,
	2004	2003

Net revenues	$7,147	$29,864
Cost of revenues	5,775	14,858

Gross profit	1,372	15,006

Costs and expenses:
Marketing, advertising and promotion	66,254	16,386
Management fee	8,160	30,561
Selling, general and administrative	1,529,833	86,944
Research and development	95,167	—
Stock based compensation (Note 4)	109,033	—

Loss from operations	(1,807,075)	(118,885)

Other income (expense), net	3,486	(3,082)

Net loss	$(1,803,589)	$(121,967)

Net loss per share - basic and diluted (Note 2)	$(0.18)	$—

Weighted average shares outstanding - basic and diluted (Note 2)	10,200,536	—

See notes to the unaudited condensed financial statements.

VASO ACTIVE PHARMACEUTICALS, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Three-Month Period Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,803,589)	$(121,967)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	261	—
Stock-based compensation (Note 4)	109,033	—
Commitments and contingencies (Note 1)	200,000	—
Increase (decrease) in cash from change in:
Accounts receivable	(883)	26,971
Inventory	(21,004)	(11,856)
Prepaid expenses and other assets	12,040	(114,262)
Accounts payable	114,867	(220,211)
Accrued compensation	(220,165)	(604)
Other accrued expenses	(83,284)	3,082
Net cash used in operating activities	(1,692,724)	(438,847)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,222)	—
Net cash used in investing activities	(5,222)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Class A common stock	450,000	—
Issuance of convertible promissory notes	—	290,000
Issuance of convertible notes (Note 1)	7,500,000	—
Due to/from parent company	2,702	438,847
Net cash provided by financing activities	7,952,702	728,847

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,254,756	290,000

CASH AND CASH EQUIVALENTS, Beginning of period	6,109,775	—

CASH AND CASH EQUIVALENTS, End of period	$12,364,531	$290,000

SUPPLEMENTAL DISCLOSURES:
Interest paid	$—	$—

See notes to the unaudited condensed financial statements.

VASO ACTIVE PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.              NATURE OF BUSINESS AND BASIS OF PRESENTATION

The Company

Vaso Active Pharmaceuticals, Inc. (the “Company”) is an early-stage company established for the purpose of commercializing, marketing and selling over-the-counter, or OTC, pharmaceutical products that incorporate the vaso active lipid encapsulated (“VALE”) technology or proprietary PENtoCORE technology.  The patents covering the VALE technology are held by BioChemics, Inc. (“BioChemics”), a privately-owned biopharmaceutical company. While the Company considers the PENtoCORE technology proprietary, it is not covered by patents.  In February 2003, BioChemics granted the Company an exclusive, irrevocable, worldwide license to use and practice the VALE patents and PENtoCORE technology in order to commercialize, market and sell OTC pharmaceutical products.  At March 31, 2004, BioChemics owned approximately 44% of the Company’s combined classes of issued and outstanding common stock and 70% of the voting power of the Company’s combined classes of common stock.

The Company began its operations in January 2001, as a division of BioChemics, a biopharmaceutical company engaged in the development of transdermal and topical drug delivery systems. In January 2003, the Company incorporated in Delaware and became an independent subsidiary of BioChemics, focused on the further commercialization of its existing OTC products and the development of new OTC product candidates.

BioChemics provides the Company with certain management and administrative services including accounting, corporate services, data processing, telephone, office space and other corporate services and infrastructure. The financial statements of the Company include expense allocations on bases that the Company and BioChemics consider to be reasonable reflections of the utilization of services provided for the benefit of and received by the Company. In addition, for the three-month period ended March 31, 2003, the Company’s marketing, advertising and promotion expenses include expenses related to the commercialization, marketing and distribution of BioChemics’ athlete’s foot preparation product, then called deFEET, the revenues of which are realized by the Company through an assignment of BioChemics’ ownership interests in such revenues.

The Company has a limited operating history and has incurred net losses since its inception. The Company’s principal risks are the possibility of a material adverse effect from the actions and risks summarized under the “Recent Events” and “Risk Factors” sections of this Quarterly Report on Form 10-QSB.

The accompanying unaudited financial statements have been prepared on the same basis as the annual financial statements included in the Company’s Annual Report on Form 10-KSB/A filed with the SEC for the period ended December 31, 2003. In the opinion of management, all significant adjustments, which are normal, recurring in nature and necessary for a fair presentation of the financial position, cash flows and results of the operations of the Company, have been consistently recorded. The operating results for the interim periods presented are not necessarily indicative of expected performance for the entire year.

Certain amounts from the prior year have been reclassified to conform to the current year presentation.

The unaudited information should be read in conjunction with the audited financial statements of the Company and the notes thereto for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-KSB/A filed with the SEC for that period.

Initial Public Offering

On December 15, 2003, the Company completed an initial public offering of 1,667,500 shares of Class A common stock (5,002,500 shares on a post-split basis – please see “Stock Split” below) at a price of $5.00 per share ($1.67 on a post-split basis) raising approximately $6.4 million, net of issuance costs.

Stock Split

On February 20, 2004, the Company announced a three-for-one stock split on all classes of common equity in the form of a 200% stock dividend paid on March 5, 2004 to stockholders of record on February 23, 2004.  Except where otherwise noted, all share and per share information contained in this Quarterly Report on Form 10-QSB have been adjusted to reflect the results of this dividend.

Recent Events

Trading Suspension and SEC Settlement.  On April 1, 2004, the United States Securities and Exchange Commission (the “SEC”) temporarily suspended trading of the Company’s securities.  The suspension, by its terms, terminated on April 15, 2004.  In the SEC announcement of the trading suspension, the SEC stated that it temporarily suspended trading in the securities of the Company because of questions regarding the accuracy of assertions by the Company, and by others, in press releases, the Company’s annual report, its registration statement and public statements to investors concerning, among other things: “(1) the FDA approval of certain key products; and (2) the regulatory consequences of the future application of [its] primary product.”

On April 5, 2004, representatives of the Company, together with newly retained special securities counsel and newly retained United States Food and Drug Administration, or FDA, counsel, met with the staff of the SEC (the “Staff”) for the purpose of discussing the concerns that led to the suspension of trading in the Company’s securities.  During that meeting, the Company stated its intention to review its public disclosure, press releases and other public statements and to take whatever remedial action might be appropriate.  The Company also represented to the Staff that it would (i) diligently seek to clarify the status of its products under current FDA regulations, (ii) issue disclosure regarding the FDA regulation of its activities and products and the results of its dialogue with the FDA, and (iii) endeavor to resolve on a timely basis any concerns communicated by the Staff. The Staff stated that it had been authorized by the SEC to seek injunctive relief against the Company, articulated the concerns that gave rise to the suspension of trading, and informally requested that the Company provide certain information to the Staff. The Company agreed to cooperate with the Staff, committed to review its disclosure promptly and committed to take any remedial action that might be required.

The Company has agreed to a settlement with the Staff pursuant to which the Company will be permanently enjoined from violating certain of the anti-fraud provisions of the Securities Act and the Exchange Act.  The settlement must first be approved by the SEC itself and then by a court.  In addition, the Company’s President and Chief Executive Officer has made an offer to settle a proposed action by the SEC against him that would similarly enjoin him and prevent him from serving as an officer or director of any public company, including the Company, for a period of five years.

Due to the ongoing nature of these matters, the Company is unable to definitively assess their impact, nor is it aware if the FDA is contemplating any action against it.  However, the Company has committed not to market or sell its products until all outstanding matters have been addressed to the satisfaction of the SEC and until the Company is reasonably sure that the marketing and sale of its products is consistent with the FDA’s requirements and policies.  This commitment may have a material adverse impact on the Company. When appropriate, the Company will make additional public announcements and will file public reports with the SEC regarding the status of its products under applicable FDA regulations.

Nasdaq Stock Market Matters.  By letter dated April 2, 2004, the Nasdaq Listing Investigations department of The Nasdaq Stock Market, Inc. (“Nasdaq”) notified the Company that it had commenced an inquiry to ensure the Company’s ongoing compliance with Nasdaq’s inclusion requirements and requested certain information from the Company.  The letter further disclosed that after review of the information provided by the Company, Nasdaq could take any action that might be appropriate under its Marketplace Rules including removal of the Company’s securities from Nasdaq.  In view of the substantial administrative and cash burdens being borne by the Company at that time and the substantial legal costs anticipated with respect to the SEC and FDA matters, the Company determined that it was in the best interest of its shareholders to voluntarily cause its shares to be removed from Nasdaq and focus its attention and resources on addressing the SEC and FDA concerns.  The Company’s securities were voluntarily delisted, effective the opening of the markets on Thursday, April 8, 2004.  At an appropriate time, the Company will seek to cause its securities to be quoted on an exchange, Nasdaq or other automated quotation system.  No estimate can be given as to the date when the Company’s securities will resume trading on a national exchange or automated securities quotation system, if ever.

Litigation.   In April, May, and June 2004, the Company and certain of its officers were sued in several purported securities class action lawsuits filed in the United States District Court for the District of Massachusetts.  The complaints, which seek equitable and monetary relief, an unspecified amount of damages, with interest, attorneys fees and costs, allegedly were filed on behalf of purchasers of the Company’s Class A common stock during the period December 11, 2003 to March 31, 2004 and allege that during that period, the defendants violated the federal securities laws by allegedly failing to make accurate and complete disclosures concerning the Company, its financial condition, its business operations and future prospects, the clinical trial and endorsement of the Company’s Termin8 anti-fungal product (previously known as “deFEET”) and the institutional demand for the Company’s securities.  These complaints are captioned as follows:  Dennis E. Smith v. Vaso Active Pharmaceuticals, Inc., et al., Civ. No. 04-10708 (RCL) (D. Mass.); Richard Shapiro v. Vaso Active Pharmaceuticals, Inc., et al., Civ. No. 04-10720 (RCL) (D. Mass.); Christopher Pepin v. Vaso Active Pharmaceuticals, Inc., et al., Civ. No. 04-10763 (RCL) (D. Mass.); Modhi Gude, et al. v. Vaso Active Pharmaceuticals, Inc., et al., Civ. No. 04-10789 (RCL) (D. Mass.); Kim Benedetto, et al. v. Vaso Active Pharmaceuticals, Inc., et al., Civ. No. 04-10808 (RCL) (D. Mass.); Dean Dummer v. Vaso Active Pharmaceuticals, Inc., et al., Civ. No. 04-10819 (RCL) (D. Mass.); Edward Tovrea v. Vaso Active Pharmaceuticals, Inc., et al., Civ . No. 04-10851 (RCL); Kourosh Alipor v. Vaso Active Pharmaceuticals, Inc., et al., Civ. No. 04-10877 (RCL); Paul E. Bostrom v. Vaso Active Pharmaceuticals, Inc., et al., Civ. No. 04-10948 (RCL); Ira A. Turret Sep-Ira Dated 01/24/02 v. Vaso Active Pharmaceuticals, Inc., et al., Civ. No. 04-10980 (RCL); Richard Pagona v. Vaso Active Pharmaceuticals, Inc., et al., Civ. No. 04-11100 (RCL); James Karanfilian v. Vaso Active Pharmaceuticals, Inc., et al., Civ. No. 04-11101 (RCL); and Charles Robinson v. Vaso Active Pharmaceuticals, Inc., et al., Civ. No. 04-11221 (RCL).  The Court has consolidated the above-referenced cases, other than the Tovrea and Karanfilian complaints, under the caption In Re Vaso Active Pharmaceuticals Securities Litigation, Civ. No. 04-10708 (RCL).  Although the Company intends to vigorously defend against these cases, the litigation process is inherently uncertain and there can be no guarantee as to the ultimate outcome of these matters.  There is also no guarantee that these will be the only lawsuits brought against the Company with respect to these matters.

The Company has also been named as a nominal defendant in two shareholder derivative actions filed, the first filed in the United States District Court for the District of Massachusetts in April 2004 against its directors and certain of its officers and against BioChemics, Inc. entitled Joseph Rosenkrantz v. BioChemics, Inc., et al., Civ. No. 04-10792 (RCL) (D. Mass.) and the second filed in June 2004, also against the Company’s directors and certain of its officers and against BioChemics, Inc. entitled William Pomeroy v. BioChemics Inc., et al.,  Civ. No. 04-11399 (RCL) (D. Mass.). The complaints allege, among other things, that the alleged conduct challenged in the securities cases pending against the Company in Massachusetts (described above) constitutes a breach of the defendants’ fiduciary duties to the Company.  The complaints seek equitable and monetary relief, an unspecified amount of damages, and attorneys and other fees, costs and expenses, ostensibly on behalf of the Company.

Because of the uncertainty of estimating the potential financial statement impact of any of these actions with any reasonable degree of accuracy, at this time the Company has not reserved for any potential liability or costs that may arise as a result of this litigation except for the $200,000 insurance deductible that it reserved as of March 31, 2004.  While the cases are in very preliminary stages and the outcomes are not predictable, if a substantial amount is payable by the Company and is not reimbursed through its director and officer liability insurance policy, this will have a material adverse effect on the Company’s financial position and liquidity.  There can be no assurance that the Company’s insurer will admit liability to reimburse the Company with respect to any of the claims asserted in any of the litigation against the Company or its officers or directors or that coverage limits will be sufficient.

Unwinding of March 16, 2004 Private Investment in Public Equity.  On March 16, 2004, the Company entered into a private placement transaction in the amount of $7,500,000 with an institutional investor.  The investment was in the form of an 18 month 2% Convertible Note, or Note, convertible into shares of the Company’s Class A common stock at a conversion rate of $9 per share, at the option of the investor.  In addition, the Company issued to the investor warrants to purchase 166,667 shares of Class A common stock at an exercise price of $8.75 per share.

Given that the initiation and continuation of the April 1, 2004 trading suspension by the SEC constituted a breach under the Note, the Company and the investor agreed, pursuant to the terms of a settlement agreement entered into on April 8, 2004, that the Company would immediately repay the investor the sum of $7,500,000 in cash without penalty, interest, redemption premium or any other premium or penalty, plus an expense reimbursement in connection with the settlement agreement in the amount of $15,000 in cash.  In consideration of this repayment, the investor surrendered the Note and warrants and the parties mutually terminated all other agreements entered into in connection with the transaction.

In connection with this transaction, the Company paid approximately $600,000 in fees to various third parties.  These fees were not refunded when the Company repaid the investor.  These fees were recorded as an expense in the three-month period ended March 31, 2004.

2.              NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period.  Diluted net loss per share reflects, in addition to the weighted average number of common shares, the potential dilution if stock options and warrants outstanding were exercised and/or converted into common stock, unless the effect of such equivalent shares was antidilutive.

For the three-month period ended March 31, 2004, the effect of stock options and other potentially dilutive shares were excluded from the calculation of diluted net loss per common share as their inclusion would have been antidilutive.

There were no shares issued or outstanding for the three-month period ended March 31, 2003, accordingly a net loss per share calculation was not presented.  However, on a pro forma basis, net loss per share (basic and diluted) would have been $0.02 per share. This pro forma loss per share was calculated as if (i) the 4,500,000 shares of Class B common stock that was issued to BioChemics in June 2003 had been issued to BioChemics on January 1, 2003, and (ii) the 10% convertible promissory notes that were issued in

April 2003 and converted into 601,113 shares of Class A common stock in December 2003 had been converted into 601, 113 shares of Class A common stock on January 1, 2003.

3.     REVENUE RECOGNITION

The Company recognizes revenue from product sales in accordance with generally accepted accounting principles in the United States, including the guidance in Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which supercedes SAB No. 101, “Revenue Recognition in Financial Statements,” and Statement of Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition When Right of Return Exists.”

Revenue from product sales is recognized when there is persuasive evidence of an arrangement, delivery has occurred, the price is fixed and determinable, and collectibility is reasonably assured. However, because the Company’s products are sold with limited rights of return, revenue is recognized when the price to the buyer is fixed, the buyer is obligated to pay the Company and the obligation to pay is not contingent on resale of the product, the buyer has economic substance apart from the Company, the Company has no obligation to bring about the sale of the product and the amount of returns can be reasonably estimated.

The Company records allowances for product returns, rebates and discounts, and reports revenue net of such allowances. The Company must make judgments and estimates in preparing the allowances that could require adjustments in the future. For instance, customers have the right to return any product that is held past the labeled expiration date. The Company bases its estimates on historic patterns of returns and on the expiration dates of product currently being shipped, or as a result of an actual event that may give rise to a significant return amount such as the discontinuance of a product.

The Company does not recognize revenue unless collectibility is reasonably assured. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of our customers were to deteriorate and result in an impairment of their ability to make payments, additional allowances may be required.

4.              STOCK-BASED COMPENSATION

The Company accounts for stock-based employee compensation arrangements using the intrinsic value method in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Under the intrinsic value method, compensation associated with stock awards to employees is determined as the excess, if any, of the current fair value of the underlying common stock on the date compensation is measured over the price an employee must pay to exercise the award. The Company accounts for stock options and awards to non-employees using the fair value method.

The Company has an employee stock incentive plan and a non-employee director compensation plan, which are described more fully in Note 6 to the Company’s Annual Report on Form 10-KSB/A for the period ended December 31, 2003.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended, to options granted under the stock option plans and rights to acquire stock granted under the Company’s stock option plans. For purposes of this pro-forma disclosure, the value of the options is estimated using a Black-Scholes option pricing model and amortized ratably to expense over the options’ vesting periods. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.

Three-Month Period Ended March 31, 2004

Net loss, as reported	$(1,803,589)
Add back: stock-based compensation included in the determination of net loss	109,033
Less: stock-based compensation had all options been recorded at fair value	(510,914)
Adjusted net loss	$(2,205,470)

Weighted average shares outstanding, basic and diluted	10,200,536
Net loss per share, basic and diluted, as reported	$(0.18)
Adjusted net loss per share, basic and diluted	$(0.22)

The Black-Scholes option pricing model requires the Company to input highly subjective assumptions. The key assumptions used to apply this pricing model were as follows: 3.3% risk-free interest rate; a 4.0 year expected life of options grants; and 98% expected volatility of the Company’s underlying common stock. The estimated weighted average fair value of option grants made during the three months ended March 31, 2004 was $4.39 per option. The Company did not issue any stock options during the three months ended March 31, 2003.

ITEM 2.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our unaudited condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-QSB. This Quarterly Report on Form 10-QSB, including the following discussion, contains trend analysis and other forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements in this Quarterly Report on Form 10-QSB that are not statements of historical facts are forward-looking statements. These forward-looking statements are based on a number of assumptions and involve risks and uncertainties. Actual results may differ materially from those set forth in such forward-looking statements as a result of factors set forth elsewhere in this Quarterly Report on Form 10-QSB, including under “Risk Factors.”

Overview

 Formation

We began our operations in January 2001 as a division of BioChemics, a biopharmaceutical company engaged in the development of transdermal and topical drug delivery systems. In January 2003, we incorporated in Delaware and became an independent subsidiary of BioChemics, focused on the further commercialization of our existing OTC products and the development, through BioChemics and other potential collaboration partners, of new OTC product candidates. We continue to rely on BioChemics to provide us with administrative support services, manufacturing and product development services and VALE and PENtoCORE technology licenses.

On December 15, 2003, we completed an initial public offering of 1,667,500 shares of our Class A common stock (5,002,500 on a post-split basis) at a price of $5.00 per share ($1.67 on a post-split basis), raising approximately $6.4 million, net of issuance costs. Effective March 5, 2004, we completed a 200% stock dividend to holders of record of both our Class A and B common stock on February 23, 2004. Except where noted, all share and per share information contained in this Quarterly Report on Form 10-QSB have been adjusted to reflect the effects of this dividend.

 Technology

Transdermal drug delivery is generally considered to be any process of delivering drugs through the skin and into the bloodstream without the use of an invasive instrument such as a needle.  Transdermal drug delivery offers potential advantages over other commonly accepted modes of drug delivery for the treatment of certain diseases and medical conditions.  We believe that these potential advantages include:

•                  Reduction of Route-of-Administration Related Side Effects.  Because they are absorbed through the stomach, some orally administered medicines can cause significant gastrointestinal side effects, sometimes leading to discontinuation of the medication. There also may be side effects associated with the delivery of some drugs through the nasal lining, the lungs, and the skin using traditional methods.  The goal of the VALE transdermal delivery system is to provide effective therapy while minimizing side effects.

•                  Improved Drug Performance.  Transdermal formulations may have the potential to improve the effectiveness of a drug by avoiding the stomach and the first-pass metabolism associated with oral delivery of drugs. Transdermal drug delivery also may have the potential to create a higher bioavailability index for drugs, allowing for the desired concentration of the drug molecule to reach the bloodstream from a smaller dose of drug applied to the patient.

There are many different technologies used to deliver drugs transdermally. The most common technologies employed are: (i) patches that adhere to the skin, holding a drug in place while it is administered over time; (ii) liposome, or artificially prepared cell-like structures, which are applied topically and absorbed; or (iii) an outside energy source producing electricity, otherwise known as iontophoresis, or sound, otherwise known as sonophoresis, to help move the drug through the various skin layers. We believe all three of these technologies have certain drawbacks that may limit their utility.

Our products utilize formulation technologies that we believe can be applied to a significant array of currently off-patent drugs for commercialization in the OTC marketplace. The VALE technology is a transdermal formulation that we believe may have the potential to introduce drugs through the skin and into the bloodstream in an efficient and effective manner.  The PENtoCORE technology is a topical formulation that we believe allows for the formation of OTC products with certain “use advantages” over competitors. “Use advantages” include characteristics such as odor, residue, and feel.

The goal behind the development of the VALE technology system is to create an active transdermal drug system that efficiently and effectively delivers drugs through the skin and into the blood supply without the need of a patch.  In order to accomplish this, a delivery system must be able to overcome three skin barriers:

•                                          the skin’s outer layer, or epidermis;

•                                          the second layer, the dermis, which is composed of connective tissue, glands and hair; and

•                                          the walls of individual capillaries, tiny, thin-walled blood vessels that transport blood to the larger veins and arteries of the body.

The VALE system is intended to be a patchless, lipid-based delivery system which uses an active process to deliver drugs through the skin and into the bloodstream.  It is being developed around the unique concept of incorporating chemical vasodilators into the drug delivery vehicle. These chemical compounds are intended to act on the network of blood vessels located near the surface of the skin to elicit the physiologic response of dilating or relaxing the blood vessels in the immediate area.  This, in turn, is designed to have the effect of increasing the blood flow to the area.  The theory behind the VALE system is that as blood flow increases and the blood vessels dilate, the active drug molecules incorporated into the delivery system are transported actively and efficiently into the bloodstream.

We believe that the VALE technology has the potential to eliminate the need for a patch and to allow for the effective delivery of many active ingredients that may not otherwise be effectively delivered using existing drug delivery technologies.

The PENtoCORE technology is a topical formulation, as opposed to the VALE transdermal technology.  Although the PENtoCORE technology does not achieve its effect by delivering the drug through the skin and into the bloodstream, we believe that this technology may enable the formulation of topical products that are pleasant to use because they do not have the odor, greasy feel or residue often associated with other topically-applied drug products.  In addition, it may be possible to use the PENtoCORE technology with certain active ingredients to develop topical formulations that facilitate a longer-lasting effect.

Manufacturing and Development Agreement

In February 2003, we entered into a manufacturing and development agreement with BioChemics with respect to the ongoing manufacturing and development of our products and product candidates. Under this agreement, BioChemics will research, develop and manufacture products for us pursuant to specific purchase orders submitted by us from time to time. BioChemics will charge us a development and manufacturing fee at a rate of cost plus 10%. The development and manufacturing agreement permits BioChemics to use third party contractors to manufacture the products that BioChemics provides to us. Currently, BioChemics uses a privately owned third party company as its sole contract manufacturer. We do not currently, nor do we intend to, engage in the manufacturing of, nor conduct any research and development with respect to, any of our products or product candidates.  However, in the event that BioChemics is unwilling or unable to meet our manufacturing needs in accordance with the terms of its manufacturing and development agreement with us, we have the right to retain outside third parties to manufacture our products.  Pursuant to this agreement, during the three-month period ended March 31, 2004 we incurred research and development costs of approximately $95,200 related to the formulation of an analgesic utilizing the active ingredient ibuprofen.  Pre-clinical studies utilizing animals were conducted and billed as part of this research.

Administrative and Managerial Support

Since BioChemics provides us with administrative and managerial support, our results of operations include allocations of certain BioChemics expenses, such as centralized accounting, data processing, utilities, office space rental, supplies, telephone and other BioChemics corporate services and infrastructure. These expenses have been charged back to us as a management fee. We recorded approximately $8,200 and $30,600 in these related-party fees in the three-month periods ended March 31, 2004 and 2003 respectively. In addition, during the three-month period ended March 31, 2003, BioChemics provided financing to us in the amount of $222,983 to fund our operating losses incurred during that three-month period as well as fund the up front costs of a private placement closed in April 2003, see discussion under “Liquidity and Capital Resources”.  This was reimbursed to BioChemics as a portion of the amount paid to BioChemics upon the closing of our initial public offering in December 2003. The expense allocations have been determined on the basis that we and BioChemics consider to be reasonable reflections of the utilization of services provided for the benefit received by us.

Effective of September 1, 2003, we entered into an administrative services agreement with BioChemics. Under this agreement, BioChemics provides to us, at our request, administrative support services including secretarial support, accounting and tax services, data processing services, utilities, designated office space, designated warehouse and storage space, office supplies, telephone and computer services and equipment and such other office and corporate support services as we may reasonably require from time to time. BioChemics will charge us an administrative services fee at a rate of cost plus 10%. This agreement is in effect for an initial term of 5 years and will be automatically renewable on each anniversary date for an additional period of 12 months unless sooner terminated (i) for a material breach by us, not cured within three months, and upon written notice (ii) upon 30 days written notice by us, (iii) upon 45 days written notice by either party if BioChemics ceases to own beneficially shares of our capital stock to which are attached at least 49% of the votes that may be cast to elect our Directors, or (iv) upon written notice by either party in the event that we shall have disposed of all or substantially all of our assets.

Government Regulation

General The development, testing, manufacture, labeling, marketing, and promotion of OTC drugs are subject to extensive regulation by the FDA under the FFDCA, and by the Federal Trade Commission, or FTC, under the Federal Trade Commission Act, or FTC Act.

The degree of regulation under the FFDCA is dependent, in part, upon whether the OTC drug, as formulated, labeled, and promoted, is considered by qualified experts, based on publicly available scientific data and information, to be generally recognized as safe and effective, or GRASE, for its recommended conditions of use.  If an OTC drug as formulated, labeled, and promoted is not considered GRASE for its recommended conditions of use or, if so considered, if it has not been used to a material extent or for material time, the drug is regulated under the FFDCA as a “new drug” which requires pre-market approval in the form of a NDA, before it can be commercially marketed.

To determine which OTC drugs are GRASE, the FDA has undertaken a rulemaking initiative in which it seeks to define by regulation which OTC drugs can be considered to be GRASE and thus can be marketed without first obtaining an approved NDA.  This rulemaking initiative, referred to as the “OTC Review Program,” was initiated on May 11, 1972, and is ongoing.  The OTC Review Program sets forth in the form of an OTC Drug Monograph for specific categories of OTC drugs (e.g., Topical Anti-Fungal OTC drugs) the conditions under which recognized OTC active ingredients can be considered GRASE and not misbranded.  These conditions include the strength of the active ingredient, acceptable dosage forms, the use of safe and suitable inactive ingredients, and the recommended conditions of use, including indications, warnings, precautions, and directions for use.

If the active ingredient used in an OTC drug is not covered by the OTC Review Program, or even if it is covered, if the conditions of use (e.g., strength, dosage form, indications) deviate from that eligible for GRASE status under the OTC Review Program, the product is considered by the FDA to be a “new drug” subject to the NDA pre-market approval requirements.  For a full discussion of these requirements see the discussion below in “NDA Review Process”.

Pending the issuance of a final and effective OTC Drug Monograph for the category of OTC drug involved (e.g., External Analgesic), the FDA has adopted an enforcement policy of not proceeding against the continued marketing of OTC drugs subject to the OTC Review Program.  This enforcement discretion does not, however, apply if: (a) the FDA considers the drug product involved as falling outside of the scope of the OTC Review Program in that the active ingredient or conditions of use deviate from those eligible for GRASE status under the OTC Review Program; (b) the product presents a health hazard; or (c) the active ingredient at the dosage level involved was not available OTC prior to December 4, 1975.  The FDA’s willingness to defer enforcement action generally terminates upon the effective date of the final OTC Drug Monograph covering the applicable drug product.

Other requirements or limitations for OTC drugs imposed under the FFDCA include: (a) a requirement that the drug be manufactured in conformity with cGMPs; (b) a requirement that the labeling for the product contain adequate directions for use and warnings; (c) a requirement that the manufacturer of the drug product register with the FDA; (d) a requirement that all drugs manufactured for commercial distribution be listed with the FDA; and (e) a prohibition against making any false or misleading misrepresentations in any particular in any labeling for the product.  As noted above,   OTC products marketed in accordance with OTC Drug Monographs do not require FDA premarket approval prior to marketing.  If an OTC product deviates from an OTC Drug Monograph requirement in active ingredient(s), intended use, method of administration, dosage form, or labeling, among other things, then the manufacturer or distributor must obtain pre-market approval in the form of an NDA before commercial marketing.

The failure to adhere to the requirements of the Federal Fund, Drug and Cosmetic Act, or FFDCA, can result in: (a) seizure of violative products; (b) injunctions against continued violations of the FFDCA, including active FDA supervision in instituting appropriate corrective action and prohibition against continued marketing of the violative products pending an affirmative determination by the FDA and the courts that the violations have been adequately rectified; (c) civil penalties in the form of liquidated damages and/or recovery of profits from illegal activities; and (d) the imposition of criminal sanctions and penalties against responsible persons.

The FTC, under the FTC Act, regulates print and broadcast media advertisements for OTC drugs.  The FTC Act requires that advertisements be neither false nor misleading and that claims for products purportedly based on scientific data be supported by adequate and well controlled studies and that a reasonable basis exists in support of all other claims.  Claims consistent with the terms of an OTC Drug Monograph are usually accepted by the FTC as having been adequately substantiated.  The penalties for the failure of an advertised claim to have adequate substantiation, or for claims that are false and misleading, include: (a) the FTC initiating administrative action for consumer redress; (b) FTC seeking a court injunction to prevent further false and misleading advertising; (c) the imposition by a court of liquidated damages and equitable relief to recover profits and provide consumer redress from illegal activity; and (d) the placing of the company in receivership to assure that the assets of the company are not dissipated pending resolution of FTC claims.

The NDA Review Process The FDA has taken the position that insofar as our products or product candidates use a transdermal technology, the products fall outside that eligible for GRASE status under the OTC Review Program and thus the Company must obtain NDA approval of the products before they can be commercially marketed.  Under the FDA’s procedures it is generally less burdensome to obtain NDA approval of a drug product which contains active ingredient(s): (a) considered GRASE in a final OTC Drug Monograph, or (b) contained in a drug product eligible for ANDA approval, but which differs in certain conditions of use (e.g., dosage form) from that covered by a final OTC Drug Monograph or eligible for ANDA approval.  However, once a product becomes subject to the NDA requirements, the general provisions of which are set forth below, there can be no assurance that a company can generate the additional data and information necessary to support NDA approval of the proposed variant product or that approval can be obtained without substantial expenditures and delays.

The steps ordinarily required before a new drug that is subject to NDA approval may be marketed in the United States include preclinical laboratory tests, animal tests and formulation studies, the submission to the FDA of an investigational new drug application, or IND, which must become effective before clinical testing may commence, and adequate and well-controlled clinical trials on human subjects to establish the safety and effectiveness of the drug for each indication for which FDA approval is sought.  Satisfaction of FDA pre-market approval requirements typically takes several years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or the disease or condition for which the new drug is indicated.  Government regulation may delay or prevent marketing of potential products for a considerable period of time and impose costly procedures upon a manufacturer’s activities.  Success in early-stage clinical trials does not assure success in later stage clinical trials.  Data obtained from clinical activities is not always conclusive and may be susceptible to varying interpretations that could delay, limit, or prevent regulatory approval.  Even if a product receives regulatory approval, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market.

Preclinical tests include laboratory evaluation of product chemistry and formulation, as well as animal trials to assess the potential safety and efficacy of the product.  The conduct of the preclinical tests and formulation of compounds for testing must comply with Federal regulations and requirements.  The results of preclinical testing are submitted to the FDA as part of an IND.

A 30-day waiting period after the filing of each IND is required prior to the commencement of clinical testing in humans.  If the FDA has not commented on or questioned the IND within this 30-day period, clinical trials may begin.  If the FDA has comments or questions, the questions must be answered to the satisfaction of the FDA before initial clinical testing can begin.  In addition, the FDA may, at any time, impose a clinical hold on ongoing clinical trials.  If the FDA imposes a clinical hold, clinical trials cannot commence or recommence without FDA authorization and then only under terms authorized by the FDA.  In some instances, the IND process can result in substantial delay and expense.

Clinical trials typically involve the administration of the investigational new drug to volunteers or patients under the supervision of a qualified investigator.  Clinical trials must be conducted in compliance with Federal regulations and requirements, under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated.  Each protocol involving testing on U.S. subjects must be submitted to the FDA as part of the IND.  The study protocol and informed consent information for patients in clinical trials must also be approved by the institutional review board at each institution where the trials will be conducted.

Clinical trials to support NDAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap.  In Phase I, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics and pharmacological actions and safety, including side effects associated with increasing doses.  Phase II usually involves trials in limited patient populations, to determine dosage tolerance and optimum dosage, identify possible adverse effects and safety risks, and provide preliminary support for the efficacy of the drug in the indication being studied.

If a compound demonstrates evidence of effectiveness and an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to further evaluate clinical efficacy and to further test for safety within an expanded patient population, typically at geographically dispersed clinical trial sites it is possible that Phase I, Phase II, or Phase III testing of product candidates may not be completed successfully within any specified time period, if at all.

After successful completion of the required clinical testing, generally an NDA is prepared and submitted to the FDA.  FDA approval of the NDA is required before marketing of the product may begin in the United States.  The NDA must include the results of extensive clinical and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture, and controls.  The cost of preparing and submitting an NDA is substantial.  Under Federal law, the submission of NDAs are additionally subject to substantial applications user fees, currently exceeding $500,000, and the manufacturer and/or sponsor under an approved NDA are also subject to annual product and establishment user fees, currently exceeding $30,000 per product and $200,000 per establishment.  These fees are typically increased annually.

The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that the NDA is sufficiently complete to permit substantive review.  Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA.  Under Federal law, the FDA has agreed to certain performance goals in the review of NDAs.  Most applications for non-priority drug products are reviewed within ten months.  The review process is often significantly extended by FDA requests for additional information or clarification of information already provided in the submission.  The FDA may also refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation, and a recommendation as to whether the application should be approved.  The FDA is not bound by the recommendation of an advisory committee.

If FDA evaluations of the NDA and the manufacturing facilities and procedures, which typically involves an FDA on-site inspection, are favorable, the FDA may issue an approval letter, or, in some cases, an approvable letter followed by an approval letter.  An approvable letter generally contains a statement of specific conditions that must be met in order to secure final approval of the NDA.  If and when those conditions have been met to the FDA’s satisfaction the FDA will typically issue an approval letter.  An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.  If the FDA’s evaluation of the NDA submission or manufacturing facilities is not favorable, the FDA may refuse to approve the NDA or issue a not approvable letter.  The not approvable letter outlines the deficiencies in the submission and often requires additional testing or information in order for the FDA to reconsider the application.  Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.  With limited exceptions, FDA may withhold approval of an NDA regardless of prior advice it may have provided or commitments it may have made to the sponsor.  As a condition of NDA approval, the FDA may require post-approval testing and surveillance to monitor the drug’s safety or efficacy and may impose other conditions, including labeling restrictions.  Such labeling restrictions can materially impact the potential market and profitability of the drug.  Once granted, product approvals can still be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

Once the NDA is approved, a product will be subject to certain post-approval requirements, including requirements for adverse event reporting and submission of periodic reports.  Persons responsible for manufacture or distribution are subject to FDA inspections to assess compliance with applicable statutory and regulatory requirements.

Additionally, the FDA also strictly regulates the promotional claims that may be made about drug products.  The FDA requires substantiation of any claims of superiority of one product over another including, in many cases, requirements that such claims be proven by adequate and well controlled head-to-head clinical trials.  The FTC Substantiation Standards are very similar for the advertising of OTC products.  To the extent that market acceptance of the Company’s products may depend on their superiority over existing therapies, any restriction on the Company’s ability to advertise or otherwise promote claims of superiority, or requirements to conduct additional expensive clinical trials to provide proof of such claims, could negatively affect the sales of the Company’s products and/or the Company’s costs.

Treatment of the Company’s Products and Product Candidates We believe that the active ingredients dosage forms and strengths of our Athlete’s Relief, Osteon and Termin8 products are covered by the OTC Review Program and therefore these products  as currently formulated and labeled are potentially eligible for marketing under the OTC Review Program.  Accordingly, we intend to reintroduce them to the United States market once we are reasonably sure that the marketing of these products is consistent with the FDA’s requirements and policies.  We anticipate that our marketing and sales of these products under revised labeling will resume by the end of 2004, although there is no guarantee of this.  With regard to product candidates that use the VALE transdermal technology or otherwise require new drug approval, we will not engage in the development of those products until we have secured a partnership with a larger marketing partner specifically for those products.  Further, it is expected that the actual development work will be done by BioChemics which will be required to follow the more extensive regulations imposed by the FDA, including the NDA requirements, and other regulatory authorities in the United States and other countries regarding research and development, pre-clinical studies and clinical trials and ultimately manufacturing of drug products subject to “new drug” status.

All of our OTC products and product candidates, whether subject to the OTC Review Program or NDA requirements, are required to be labeled, promoted, and manufactured to avoid the misbranding and adulteration provisions of the FFDCA, including the prohibition against false and misleading representations and manufacturing in violation of cGMPs.

Strategy

Our general strategy is to commercialize, market and sell transdermal and topical OTC drugs that we believe can be delivered in an efficient, user-friendly, and reliable manner by utilizing both the VALE and PENtoCORE technologies.

The development and test marketing of our three primary products has been completed.  Each of these products uses PENtoCORE topical formulations.  We intend to market each of our three current products under the OTC Review Program. These products are:

•                                        Athlete’s Relief — an OTC external analgesic designed to provide temporary relief from the muscle and joint pain associated with athletic activity; and

•                                        Osteon — an OTC external analgesic designed to provide temporary relief from the muscular-skeletal pain associated with arthritis; and

•                                        Termin8 — an OTC antifungal lotion designed to effectively treat athlete’s foot (formerly branded under the name deFEET®).

We license the Osteon and PENtoCORE trademarks under our amended license agreement with BioChemics.  In addition, we have applied for U.S. trademark protection for the mark “Termin8.”

In addition to and separate from our Athlete’s Relief, Osteon and Termin8 products, we have identified and are currently developing, in collaboration with BioChemics, six additional OTC product candidates that will utilize either the VALE transdermal or PENtoCORE topical technology. Each of these product candidates are in various stages of development and are not yet available for sale.  These product candidates are as follows:

•                                        An analgesic utilizing ibuprofen;

•                                        Toenail fungus treatment;

•                                        Acne treatment;

•                                        First aid treatments;

•                                        Hand and body lotions; and

•                                        Psoriasis treatment.

In instances where the active ingredient (e.g., ibuprofen), dosage form (e.g., VALE transdermal technology), strength, route of administration, directions for use or indication (e.g., toenail fungus) of the product candidate is not covered by the OTC Review Program or where the inactive ingredients used in the product candidate are not recognized as safe and suitable for their intended OTC use, the product candidate cannot be marketed without obtaining pre-market approval in the form of an approved new drug application, or NDA or an abbreviated new drug application, or ANDA. Conversely, where the active ingredient, dosage form, strength, route of administration, directions for use, and indication of the product candidate are covered by the OTC Review Program and the inactive ingredients used in the product candidate are safe and suitable for their intended OTC use, the product candidate could be marketed without obtaining NDA or ANDA clearance, provided it conforms to the applicable OTC Monograph and is not otherwise adulterated or misbranded.

Recent Events

SEC and FDA Regulatory Matters.  On April 1, 2004, the SEC temporarily suspended trading of the Company’s securities.  The suspension, by its terms, terminated at 11:59 p.m. on April 15, 2004.  In the SEC announcement of the trading suspension, the SEC stated that it temporarily suspended trading in the securities of the Company because of questions regarding the accuracy of assertions by the Company, and by others, in press releases, the Company’s annual report, its registration statement and public statements to investors concerning, among other things: “(1) the FDA approval of certain key products; and (2) the regulatory consequences of the future application of [its] primary product.”

On April 5, 2004, representatives of the Company, together with newly retained special securities counsel and newly retained FDA counsel, met with the staff of the SEC, or Staff, for the purpose of discussing the concerns that led to the suspension of trading in the Company’s securities.  During that meeting, the Company stated its intention to review its public disclosure, press releases and other public statements and to take whatever remedial action might be appropriate.  It also represented to the Staff that it would (i) diligently seek to clarify the status of its products under current FDA regulations, (ii) issue disclosure regarding the FDA regulation of its activities and products and the results of its dialogue with the FDA, and (iii) endeavor to resolve on a timely basis any concerns communicated by the Staff. The Staff stated that it had been authorized by the SEC to seek injunctive relief against the Company, articulated the concerns that gave rise to the suspension of trading, and informally requested that the Company provide certain information to the Staff. The Company agreed to cooperate with the Staff, committed to review its disclosure promptly and committed to take any remedial action that might be required.

The Company has agreed to a settlement with the Staff pursuant to which the Company will be permanently enjoined from violating certain of the anti-fraud provisions of the Securities Act and the Exchange Act.  The settlement must first be approved by the SEC itself and then by a court.  In addition, John J. Masiz, the Company’s President and Chief Executive Officer, has agreed with the Staff to a proposed action by the SEC against him that would prevent him from serving as an officer or director of any public company, including the Company, for a period of five years.  If Mr. Masiz is barred from serving as an officer and director of the Company for this five-year period, he will be permitted and intends to continue to be an active employee of the Company.  Please see “Changes in Management” below for additional information on Mr. Masiz’s resignation as well as “Risk Factors” – “If we fail to attract, train and retain additional highly qualified senior executives and technical and managerial personnel in the near future, our business will suffer.”

The Company is not aware that the FDA is contemplating any action against the Company.  The Company, through counsel, has engaged in and will continue to maintain a dialogue with the FDA to address any concerns.  The Company has submitted new labels for its previously marketed products to the FDA and has requested FDA comments on any concerns or issues pertaining to these revised labels.  As of the date of this report, the FDA has not provided any comment to the Company based on the agency’s review of the labels submitted to the FDA.  There is, however, no regulatory requirement that FDA review or provide comment on such materials.  The Company is reasonably sure that these labels are consistent with all FDA regulations and policies.

Due to the ongoing nature of these matters, the Company is unable to definitively assess their impact.  However, the Company has committed not to market or sell its products until all outstanding matters have been addressed to the satisfaction of the SEC and until the Company is reasonably sure that the marketing and sale of its products is consistent with the FDA’s requirements and policies.  This commitment may have a material adverse impact on the Company.  The Company anticipates that the marketing and sale of Athlete’s Relief, Osteon and Termin8™ will resume by the end of 2004, although there is no guarantee of this.  When appropriate, the Company will make additional public announcements and will file public reports with the SEC regarding the status of its products under applicable FDA regulations.

 Nasdaq Stock Market Matters.  By letter dated April 2, 2004, the Nasdaq Listing Investigations department of The Nasdaq Stock Market, Inc., or Nasdaq, notified the Company that it had commenced an inquiry to ensure the Company’s ongoing compliance with Nasdaq’s inclusion requirements and requested certain information from the Company.  The letter further disclosed that after review of the information provided by the Company, Nasdaq could take any action that might be appropriate under its Marketplace Rules including removal of the Company’s securities from Nasdaq.  In view of the substantial administrative and cash burdens being borne by the Company at that time and the substantial legal costs anticipated with respect to the SEC and FDA matters, the Company determined that it was in the best interest of shareholders to voluntarily cause its shares to be removed from Nasdaq and focus its attention and resources on addressing the SEC and FDA concerns.  The Company’s securities were voluntarily delisted, effective the opening of the markets on Thursday, April 8, 2004.  At an appropriate time, the Company will seek to cause its securities to be quoted on a national exchange, Nasdaq or other automated quotation system. There can be no assurance that the Company will be successful or that an organized market for the Company’s securities will develop.  If the Company is unable to list its securities on a national exchange or on an automated securities quotation system in the future, it could have a material adverse impact on our ability to raise future capital (See “Liquidity and Capital Resources”).

Litigation.   In April, May, and June 2004, the Company and certain of its officers were sued in several purported securities class action lawsuits filed in the United States District Court for the District of Massachusetts.  The complaints, which seek equitable and monetary relief, an unspecified amount of damages, with interest, attorneys fees and costs, allegedly were filed on behalf of purchasers of the Company’s Class A common stock during the period December 11, 2003 to March 31, 2004 and allege that during that period, the defendants violated the federal securities laws by allegedly failing to make accurate and complete disclosures concerning the Company, its financial condition, its business operations and future prospects, the clinical trial and endorsement of the Company’s Termin8 anti-fungal product (previously known as “deFEET”) and the institutional demand for the Company’s securities.  These complaints are captioned as follows:  Dennis E. Smith v. Vaso Active Pharmaceuticals, Inc., et al., Civ. No. 04-10708 (RCL) (D. Mass.); Richard Shapiro v. Vaso Active Pharmaceuticals, Inc., et al., Civ. No. 04-10720 (RCL) (D. Mass.); Christopher Pepin v. Vaso Active Pharmaceuticals, Inc., et al., Civ. No. 04-10763 (RCL) (D. Mass.); Modhi Gude, et al. v. Vaso Active Pharmaceuticals, Inc., et al., Civ. No. 04-10789 (RCL) (D. Mass.); Kim Benedetto, et al. v. Vaso Active Pharmaceuticals, Inc., et al., Civ. No. 04-10808 (RCL) (D. Mass.); Dean Dummer v. Vaso Active Pharmaceuticals, Inc., et al., Civ. No. 04-10819 (RCL) (D. Mass.); Edward Tovrea v. Vaso Active Pharmaceuticals, Inc., et al., Civ . No. 04-10851 (RCL); Kourosh Alipor v. Vaso Active Pharmaceuticals, Inc., et al., Civ. No. 04-10877 (RCL); Paul E. Bostrom v. Vaso Active Pharmaceuticals, Inc., et al., Civ. No. 04-10948 (RCL); Ira A. Turret Sep-Ira Dated 01/24/02 v. Vaso Active Pharmaceuticals, Inc., et al., Civ. No. 04-10980 (RCL); Richard Pagona v. Vaso Active Pharmaceuticals, Inc., et al., Civ. No. 04-11100 (RCL); James Karanfilian v. Vaso Active Pharmaceuticals, Inc., et al., Civ. No. 04-11101 (RCL); and Charles Robinson v. Vaso Active Pharmaceuticals, Inc., et al., Civ. No. 04-11221 (RCL).  The Court has consolidated the above-referenced cases, other than the Tovrea and Karanfilian complaints, under the caption In Re Vaso Active Pharmaceuticals Securities Litigation, Civ. No. 04-10708 (RCL).  Although the Company intends to vigorously defend against these cases, the litigation process is inherently uncertain and there can be no guarantee as to the ultimate outcome of these matters.  There is also no guarantee that these will be the only lawsuits brought against the Company with respect to these matters.

The Company has also been named as a nominal defendant in two shareholder derivative actions filed, the first filed in the United States District Court for the District of Massachusetts in April 2004 against its directors and certain of its officers and against BioChemics, Inc. entitled Joseph Rosenkrantz v. BioChemics, Inc., et al., Civ. No. 04-10792 (RCL) (D. Mass.) and the second filed in June 2004, also against the Company’s directors and certain of its officers and against BioChemics, Inc. entitled William Pomeroy v. BioChemics Inc., et al.,  Civ. No. 04-11399 (RCL) (D. Mass.). The complaints allege, among other things, that the alleged conduct challenged in the securities cases pending against the Company in Massachusetts (described above) constitutes a breach of the defendants’ fiduciary duties to the Company.  The complaints seek equitable and monetary relief, an unspecified amount of damages, and attorneys and other fees, costs and expenses, ostensibly on behalf of the Company.

An unfavorable outcome in one or more of these related cases could have a material adverse effect on the Company’s financial position, liquidity and results of operations.  In addition to the costs of defending these cases, the Company may provide indemnification for expenses and losses that may be incurred by its directors and officers as parties to one or more of these cases.  Although the Company will seek coverage under its director and officer liability insurance policy, there can be no assurance that the Company can obtain reimbursement of all of its out-of-pocket defense costs and any amounts paid in settlement or pursuant to judgments in the event of unfavorable outcomes in one or more of these cases.

Accordingly, the costs of defending these cases and providing indemnification to our directors and officers may be substantial.  However, because of the uncertainty of estimating the potential financial statement impact of any of these actions with any reasonable degree of accuracy, at this time the Company has not reserved for any potential liability or costs that may arise as a result of this litigation except for the $200,000 insurance deductible that we reserved as of March 31, 2004.  While the cases are in very preliminary stages and the outcomes are not predictable, if a substantial amount is payable by the Company and is not reimbursed through its director and officer liability policy, this will have a material adverse effect on the Company’s financial position and liquidity.  There can be no assurance that the Company’s insurer will admit liability to reimburse the Company with respect to any of the claims asserted in any of the litigation against the Company or its officers or directors or that coverage limits will be sufficient.

Unwinding of March 16, 2004 Private Investment in Public Equity.  On March 16, 2004, the Company entered into a private placement transaction in the amount of $7,500,000 with an institutional investor.  The investment was in the form of an 18 month 2% Convertible Note, or Note, convertible into shares of the Company’s Class A common stock at a conversion rate of $9 per share. In addition, the Company issued to the investor warrants to purchase 166,667 shares of Class A common stock at an exercise price of $8.75 per share.

Given that the initiation and continuation of the April 1, 2004 trading suspension by the SEC constituted a breach under the Note, the Company and the investor agreed, pursuant to the terms of a settlement agreement entered into on April 8, 2004, that the Company would immediately repay the investor the sum of $7,500,000 in cash without penalty, interest, redemption premium or any other premium or penalty, plus an expense reimbursement in connection with the settlement agreement in the amount of $15,000 in cash.   In consideration of this repayment, the investor surrendered the Note and warrants and the parties mutually terminated all other agreements entered into in connection with the transaction.

In connection with this transaction, we paid approximately $600,000 in fees to various third parties.  These fees were not refunded when we repaid the investor.  These fees were recorded as an expense in the three-month period ended March 31, 2004.

Changes in Management.  John J. Masiz, the Company’s President and Chief Executive Officer, has agreed with the Staff to settle a proposed action by the SEC against him that would prevent him from serving as an officer or director of any public company, including the Company, for a period of five years.  If Mr. Masiz is barred from serving as an officer and director of the Company for this five-year period, he will be permitted and intends to continue to be an active employee of the Company.  If the offer to settle is accepted by the SEC itself and an order is entered by the court, Mr. Masiz would resign as the President and Chief Executive Officer of the Company, as well as the Chairman of the Board of Directors of the Company.  The Company is in the process of conducting a search for a new Chief Executive Officer to replace Mr. Masiz when he resigns. There is no assurance that we will be able to attract or retain a suitable Chief Executive Officer now or in the future, and this could have a material adverse effect on our business, financial condition and results of operations.  Please see “Risk Factors” – “If we fail to attract, train and retain additional highly qualified senior executives and technical and managerial personnel in the near future, our business will suffer”.

Effective June 18, 2004, Kevin J. Seifert resigned as the Chief Operating Officer of the Company and as a director of the Company. The Company is not currently conducting a search for a new Chief Operating Officer.  We anticipate that our new Chief Executive Officer will assume Mr. Seifert’s former responsibilities.

Critical Accounting Policies

 Revenue Recognition We recognize revenue from product sales in accordance with generally accepted accounting principles in the United States, including the guidance in Staff Accounting Bulletin, or SAB, No. 104 “Revenue Recognition”, which supercedes SAB, No. 101 “Revenue Recognition in Financial Statements,” and Statement of Financial Accounting Standards, or SFAS, No. 48, “Revenue Recognition When Right of Return Exists.”

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

Expense Allocations/Management Fees BioChemics provides us with certain administrative, marketing and management services, as well as our facilities and general corporate infrastructure. Our statement of operations includes allocations of these costs that BioChemics and we considered to be reasonable.

Deferred Income Taxes Prior to 2003, we were a division of BioChemics and were not subject to federal or state income tax reporting requirements. Effective 2003, we began preparing our income taxes on a stand-alone basis. We account for income taxes and deferred tax assets and liabilities in accordance with SFAS No. 109, “Accounting for Income Taxes.” Because we project future operating losses in the near term, we have provided a full valuation allowance against the deferred tax assets created by these losses.

Stock-based Compensation As part of our compensation programs offered to our employees, we grant stock options. We grant stock options to employees based on the fair value of the Class A common stock at the grant date. As allowed under SFAS No. 123, “Accounting for Stock-Based Compensation,” and

SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” we have adopted the disclosure-only requirements of these accounting standards. Accordingly, we do not recognize stock-based compensation expense for stock options granted to employees at their fair value. See Note 4 to our unaudited condensed financial statements for the impact on earnings had we fully adopted SFAS 123 and 148.

Off-Balance Sheet Arrangements We do not have off-balance sheet arrangements, financings or other relationships with unconsolidated entities known as “special purpose entities.”

Cost of Sales Our costs of sales primarily consist of manufacturing costs charged by outside contractors including BioChemics which, pursuant to our manufacturing and development agreement charges us the cost of such manufacturing and development plus 10%.  We expect to continue to use outside contract manufacturers for the production of our products. As a result, all of our inventory balances are in the form of finished goods and direct labor initiatives are minimal.

Marketing, Advertising and Promotion Expenses Our marketing, advertising and promotion expenses include such costs of print, Internet and, costs associated with our attendance and presentation at industry tradeshows and other marketing and sales programs.

Research and Development Expenses Our research and development consist primarily of costs charged by BioChemics which, pursuant to our manufacturing and development agreement charges us the cost of such manufacturing and development plus 10%.

Outlook for the remainder of 2004

On December 10, 2003, our Registration Statement on Form SB-2 (registration no. 333-106785) for the sale of 1,667,500 shares of our Class A common stock (5,002,500 on a post-split basis) which included 217,500 shares of Class A common stock (652,500 on a post-split basis) to cover underwriter over-allotments, at a price of $5.00 per share ($1.67 on a post-split basis), became effective. We completed this initial public offering on December 15, 2003. All of the shares sold in this offering were from our authorized pool of Class A common stock. Kashner Davidson Securities Corp. functioned as the representative of the underwriters for this public offering. Net of offering costs of approximately $1.9 million, we received approximately $6.4 million in proceeds, which we estimated would be allocated as follows:

•                                          Approximately $1.1 million to fund our continued development, commercialization and sale of our products and product candidates;

•                                          Approximately $1.9 million to implement our strategic marketing and commercialization plan, which approximately $1.2 million was to be allocated to fund our radio advertising campaign.  This radio campaign was originally to be initiated in connection with the retail rollout of our products, which we anticipated would occur in 2004.  As a result of the cessation of the marketing and sale of our products following the initiation of the SEC trading suspension on April 1, 2004, we do not expect that the retail rollout of our products, which was designed as the second stage of our rollout strategy, will commence until at least 2005.  Consequently, we do not anticipate using any of the initial public offering proceeds to fund advertising, direct mail programs or other promotional activities related to this retail roll-out strategy before that time and there can be no assurance that any of the initial public offering proceeds will be used for this purpose.  We have allocated approximately $372,000 in 2004 for marketing costs associated with the first stage of our rollout strategy.

•                                          $200,000 to recruit and hire individuals for key senior management positions;

•                                          $350,000 to cover the cost of providing sales incentives, product samples and discounts;

•                                          To repay, without interest, BioChemics approximately $99,000 for management fees charged back to us since we became a stand-alone entity upon our incorporation for centralized accounting, data processing, utilities, office space rental, supplies, telephone and other BioChemics corporate services and infrastructure costs, and approximately $347,000 for other operational charges paid by BioChemics to third parties on our behalf through September 30, 2003; these amounts increased to approximately $122,000 and $518,200 respectively, which reflect the modifications necessary for these additional type costs incurred from October 1, 2003 through December 31, 2003; and

•                                          Approximately $1.68 million to provide working capital for general and corporate purposes.  We increased this to $2.2 million from the registration disclosure to reflect the net impact of the exercise of the over allotment option.  In addition, we anticipate using the funds initially allocated for the implementation of our strategic marketing and commercialization plan, including the approximately $1.2 million that was allocated to fund our anticipated radio advertising campaign, less the approximately $372,000 budgeted for marketing costs associated with the first stage of our rollout strategy, as working capital for general and corporate purposes.

We anticipate, based on our current plans and assumptions relating to our operations, that our current working capital together with our expected cash flows from resumed marketing of our products and related operations should be sufficient to satisfy our cash requirements for at least the balance of 2004. We have no current plans, agreements or commitments with respect to any acquisitions.

The SEC’s temporary suspension in the trading of our securities has affected our marketing.  In light of the discussion under “Recent Events”, immediately upon the initiation of this suspension we voluntarily suspended the marketing and sale of Athlete’s Relief, Osteon and Termin8 until we are reasonably sure that the marketing of these products is consistent with the FDA’s requirements and policies.  We anticipate that our marketing and sale of these products under revised labeling will resume by the end of 2004, although there is no guarantee of this. Accordingly, we are no longer able to provide meaningful guidance on what our 2004 or 2005 revenues will be.  Therefore, our projections of March 26, 2004 should not be relied on for any purpose.

If and when we resume marketing, we anticipate executing our marketing and sales strategy in two phases. We believe this two-phase approach is the most efficient and cost effective manner to quickly bring our products to the market place.

In the first phase of our rollout strategy, we believe the most efficient and economical means of obtaining market penetration is through strategic alliances. Accordingly, this is where we have placed our immediate focus.  Typically under these alliances, our prospective partners will control and assume all the costs of marketing and distribution. We will assume all the costs of manufacturing. This model eliminates many prohibitive costs such as mass-media advertising and the development of large sales and distribution channels. We will attempt to leverage the already established market visibility, presence and experience of our prospective partners as well as their distribution networks. We believe that these factors and our decision to outsource all our product manufacturing allows us to operate with minimal direct labor and other business costs.

In January 2004, we executed our first strategic alliance with Ortho Distribution Inc., or ODI, a wholly owned subsidiary of OrthoRehab, Inc. of Tempe, Arizona. OrthoRehab has an extensive distribution network, across the United States and in approximately 50 other countries.  We and ODI expect to launch product through ODI’s distribution network by the end of 2004.   However, there can be no assurance that this alliance will continue, or if continued, that it will be successful

In March 2004, in furtherance of the first phase of our rollout strategy, we entered into an exclusive, direct to consumer media based, strategic alliance with M2G Media of Irvine, California, a marketing and distribution company that utilizes direct to consumer media and television as its primary forms of marketing medium. M2G Media will market privately labeled versions of our current products specifically targeting the over the counter topical and analgesic arthritis and pain relief markets. We expect M2G Media to commence infomercial filming by the end of 2004 and we and M2G Media expect to launch product through its channels of distribution in the first quarter of 2005.  However, there can be no assurance that this alliance will continue, or if continued, that it will be successful.

In addition to our focus on the strategic alliance model as the first stage of our rollout strategy, we also intend to pursue opportunities to launch our products into retail market chains, but not before 2005.  We believe that because retail sales efforts typically require large economic outlays and long sales cycles, they produce less of an immediate impact on operations than strategic alliances.  Therefore, we have categorized this as part of the second phase of our rollout strategy. In January 2004, we appointed Commotion LLC of Golden, Colorado, a strategic product marketing company, to assist us in establishing direct brand recognition and strategic retail rollout for our products.  Our plan is focused on the systematic rollout of our current products into major retail and drug store chains, select independent pharmacies and nontraditional channels, including multilevel marketing, direct marketing, web-sites and catalogues.  However, a result of the cessation of the marketing and sale of our products following the initiation of the SEC trading suspension on April 1, 2004, and changes in the timing for the retail rollout of our products, we do not anticipate using any of our initial public offering proceeds to fund our advertising, direct mail programs and related promotional activities before 2005.  There can be no assurance that any of the initial public offering proceeds will be used for this purpose.

At various times, we and BioChemics have marketed Osteon, Athlete’s Relief and deFEET on a “test basis” to experiment with consumer packaging and product performance receptivity, packaging size, label design along with other criteria.  We consider this information important to deciding on an eventual roll out strategy for the products.  We call these programs “test marketing” because neither the Company nor its parent, BioChemics, were sufficiently capitalized to engage in advertising campaigns.  In some cases, we terminated test marketing programs and in other cases, the retailer terminated test marketing programs.  In connection with the test marketing program with Walgreens to sell deFEET in mid-2003, we could not provide sufficient funding for an advertising program that would be acceptable to Walgreens. Our efforts were complicated by our need to change the product name from deFEET to Termin8 as we needed more flexibility than was afforded to us under our April 20, 2002 settlement and license agreement with DeFeet International, an independent company that owns the deFEET registered trademark.  Because of our inability to undertake an acceptable advertising campaign, we and Walgreens terminated this test marketing program.

Although we believe that our products, supported by sufficient advertising, will earn retailers acceptance, there can be no assurance that this will happen, or if it does, that it will continue.

We believe that the systematic and multi-phased launch for each of our three current products as described above will allow us to maintain control over the required costs associated with these launches and will maximize the return on investment for the advertising and marketing expenditures.

The success of our marketing and sales activities will be dependent, among other things, on our ability to retain and attract qualified marketing and sales personnel, enter into qualified strategic partnerships, place our products into the market and on the consumer perception of our products.

Three-Month Periods Ended March 31, 2004 and 2003

Net Revenues Net revenues decreased approximately 76% to $7,147 for the three-month period ended March 31, 2004 from $29,864 for the three-month period ended March 31, 2003. This decrease was a direct result of our decision to re-brand our athlete’s foot product deFEET to Termin8. In response to this decision, in September 2003, Walgreen’s returned most of the deFEET product that it had in its possession.  We did not launch the re-branded product, Termin8 in the three-month period ended March 31, 2004.  Sales of deFEET to Walgreen’s decreased to less than 1% of net revenues for the three-month period ended March 31, 2004 from approximately 88% in the three-month period ended March 31, 2003.

Cost of Sales We outsource all manufacturing costs. As a result, cost of sales is limited to those costs incurred and billed by outside contract manufacturers and certain production costs regarding batch testing and analysis.  Cost of sales decreased approximately 61% to $5,775 for the three-month period ended March 31, 2004 from $14,858 for the three-month period ended March 31, 2003. This decrease is a net decrease due mainly to decreased manufacturing costs relative to the decrease in net revenue, but also increased by batch testing and production costs in the amount of  $4,497.  The Company does not capitalize these costs as inventory because it is not possible to determine the number of units these costs are attributable too, accordingly, cost of sales comparisons over a low volume of sales as is the case in this situation causes this relationship to be meaningless.

Gross Profit Gross profit as a percentage of net revenues decreased to approximately 19% for the three- month period ended March 31, 2004 from approximately 50% during the three-month period ended March 31, 2003.  The decrease was due to charges in the amount of $4,497 for batch testing for future production runs, which were expensed in the three-month period ended March 31, 2004 as discussed under the Cost of Sales analysis above.   We do not believe this comparison is meaningful due to the low volume in sales.

Marketing, Advertising and Promotion Expenses Marketing, advertising and promotion expenses increased approximately 304% to $66,254 for the three-month period ended March 31, 2004 from $16,386 for the three-month period ended March 31, 2003.  This increase was primarily due to increased advertising, marketing and the promotion of our products including payments made to Commotion Inc. during the three- month period ended March 31, 2004.

Management Fee Management fee decreased approximately 73% to $8,160 for the three-month period ended March 31, 2004 from $30,561 for the three-month period ended March 31, 2003.  Presently, the Company pays directly certain expenses allocated as part of Management Fees in previous periods. This has caused a decrease to this expense amount when comparing the three-month period ended March 31, 2004 to the three-month period ended March 31, 2003.

Selling, General and Administrative Selling, general and administrative expenses increased by $1,441,889 to $1,529,833 for the three-month period ended March 31, 2004 from $86,944 in the three-month period ended March 31, 2003.  Approximately $100,000 of this increase was attributable to increased expenses we incurred in the areas of legal and professional services necessary for a public company.  Approximately $530,000 of this increase was attributable to increased personnel and other general and administrative expenses we incurred as we expanded our operations.  In addition, approximately $600,000 of this increase was attributable to a one-time charge we incurred in connection with our March 16, 2004 private placement transaction.  Finally, we recorded a $200,000 charge during the three-month period ended March 31, 2004, which represents our deductible under our directors and officers insurance policy in connection with the litigation we are currently subject to, see “Recent Events.”

Research and Development Research and development expenses for the three-month period ended March 31, 2004 increased to $95,167 from $0 in the three-month period ended March 31, 2003.  Beginning in January 2004, we engaged Biochemics to provide services pursuant to a February 2003 manufacturing and development agreement. These services related to the formulation of an analgesic utilizing the active ingredient ibuprofen.  Pre-clinical studies utilizing animals were conducted and billed as part of this research.

Stock Based Compensation We are required to record stock-based compensation when we grant options to purchase our common stock to non-employees in accordance with SFAS 123. The value of these options is calculated using the Black-Scholes option-pricing model. Stock based compensation for the three-month period ended March 31, 2004 was $109,033.  During the three-month period ended March 31, 2004 the Company granted 165,000 options to non-employees pursuant to its Stock Incentive Plan. In addition, 225,000 options were granted to a consultant, which were separately registered by the Company by filing a Form S-8 with the SEC in February 2004.  There were no stock options granted during the three-month period ended March 31, 2003.

Liquidity and Capital Resources

Historically, while we were a division of BioChemics, cash was managed on a centralized basis. Cash receipts associated with our business were transferred to BioChemics directly upon receipt and in turn BioChemics has provided funds to cover our disbursements. Accordingly, BioChemics made cash contributions to our capital in the three-month period ended March 31, 2003 to cover our deficits incurred during that period and to fund the initial costs of a private placement, discussed below which closed in May 2003.  BioChemics provided us with approximately $223,000 during the three-month period ended March 31, 2003 which we later reimbursed to BioChemics using a portion of the net proceeds from our December 2003 initial public offering.

In accordance with our plan to obtain independent financing as a stand-alone entity, we initiated a private placement of our 10% convertible subordinated pay-in-kind promissory notes in the aggregate principal amount of $500,000. The proceeds from the sale of these notes were used to fund certain expenses related to our initial public offering, as well as for general administrative and operating expenses, which is discussed further below. In December 2003, we repurchased $35,000 principal amount of these notes at cost, without interest, from an unrelated third party investor.  The private placement closed in May 2003 and as of March 31, 2003, $290,000 of the $500,000 had been collected.

On December 15, 2003, we completed an initial public offering of 1,667,500 shares of our Class A common stock (5,002,500 on a post-split basis) at a price of $5.00 per share ($1.67 on a post-split basis), raising approximately $6.4 million, net of issuance costs. At March 31, 2004, we had approximately $4.9 million remaining from these proceeds for our working capital needs. Concurrently with the completion of our initial public offering, we converted our 10% convertible subordinated pay-in-kind promissory notes into an aggregate of 200,371 shares of Class A common stock (601,113 shares on a post-split basis).

In the three-month period ended March 31, 2004, we received an aggregate of $450,000 from the exercise of warrants in February 2004 and March 2004 by the founder of Commotion LLC, a marketing company that we closed a marketing agreement with on January 1, 2004. These warrants were issued on January 16, 2004 (please see “Outlook for the remainder of 2004” for more information on our agreement with Commotion, LLC).

On March 16, 2004 we entered into a private placement transaction with an institutional investor in the amount of $7.5 million. The investment was in the form of an 18 month 2% Convertible Note convertible into shares of Class A common stock at a conversion rate of $9 per share, at the option of the investor. Both principal and interest were payable in cash or in shares of Class A common stock at our option. In addition, we issued to the investor warrants to purchase 166,667 shares of our Class A common stock at an exercise price of $8.75 per share.  Given that the initiation and continuation of the April 1, 2004 trading suspension by the SEC constituted a breach under the Note, the Company and the investor agreed, pursuant to the terms of a settlement agreement entered into on April 8, 2004, that the Company would immediately repay the investor the sum of $7,500,000 in cash without penalty, interest, redemption premium or any other premium or penalty, plus an expense reimbursement in connection with the settlement agreement in the amount of $15,000 in cash.   In consideration of this repayment, the investor surrendered the Note and warrants and the parties mutually terminated all other agreements entered into in connection with the transaction.

In connection with this transaction, we paid approximately $600,000 in fees to various third parties.  These fees were not refunded when we repaid the investor.   These fees were recorded as an expense in the three-month period ended March 31, 2004.

We do not expect our marketing efforts with M2G Media and Ortho Distribution, Inc. to provide us with significant revenues or cash flow in 2004.

In addition, our financial condition has been affected by the administrative costs and legal fees associated with both the SEC and FDA regulatory matters, as well as the preliminary aspects of our pending litigation.  Please see “Legal Proceedings” and “Recent Events” for more information on the underlying claims in the lawsuits against us and the SEC’s trading suspension.  We expect to use our working capital, in part, to defray those costs for the foreseeable future.  Nevertheless, we believe we have sufficient cash to execute our business plan through the end of the 2004 fiscal year.  However, if there are adverse developments in the lawsuits against us, or resolution of our regulatory matters with the SEC and the FDA take longer than we expect, our capital resources could be adversely affected.

Off-Balance Sheet Arangements

We have no off balance sheet financing or financing that is not disclosed in our unaudited condensed financial statements included in this Quarterly Report.

Quantitative and Qualitative Disclosures Regarding Market Risk

Interest Rate Sensitivity

As of March 31, 2004, we had cash and cash equivalents of $12,364,531 ($7.5 million of this balance was paid on April 8, 2004 as a result of the settlement reached in connection with the March 16, 2004 unwinding of the private investment in public entity transaction; see – “Recent Events”) that consisted of highly liquid money market instruments with maturities less than 90 days. Because of the short maturities of these instruments, a sudden change in market interest rates would not have a material impact on the fair value of the portfolio. Accordingly we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our portfolio.

Equity Security Price Risk

We do not own any equity investments. Therefore, we do not currently have any direct equity price risk.

Market/Price Risk

We are exposed to market risk in the normal course of business operations. We face competition and must offer our products and services at prices the market will bear.  If and when we resume marketing our products, we believe we will be well positioned with our products such that price risk will not affect our operating results to any significant degree. However, should the prices of our products be less than anticipated, this may adversely affect our future profitability and competitiveness.

Risk Factors

We are an early stage company with a brief history of losses and may never achieve or sustain profitability.

We do not have any continuing revenues and we have never been profitable and we may not achieve profitability in the foreseeable future, if at all. Our ability to generate profits in the future will depend on a number of factors, including:

•              start-up costs relating to the commercialization, sale and marketing of our products;

•              market acceptance of our products and product candidates;

•              costs of acquiring and developing new product candidates;

•              ability to bring our products to market;

•              general and administrative costs relating to our operations;

•              increases in our research and development costs;

•              charges related to purchases of technology or other assets;

•              ability to raise additional capital; and

•              the favorable resolution of our current litigation (see “Legal Proceedings”).

At March 31, 2004, we had an accumulated deficit of approximately $3.5 million.  We expect to incur additional operating losses as we expand our marketing and sales efforts.  If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations may be materially and adversely affected.

We are an early stage company that has a limited operating history.

We are an early stage company focused on commercializing, marketing and selling over-the-counter, or OTC, pharmaceutical products. We began our operations as a division of BioChemics, Inc. in January 2001. We have only operated as an entity independent of BioChemics since January 2003. Our operating history is therefore limited. Our Termin8, Athlete’s Relief and Osteon products are in the early stages of commercialization. Our product candidates are only in the early stages of development. With the exception of the introduction of deFEET to the marketplace by BioChemics while we were still a division of BioChemics, we have not yet commercialized, marketed or sold any products or recognized significant revenue from product sales. You should evaluate the likelihood of financial and operational success in light of the uncertainties and complexities present in an early-stage company, many of which are beyond our control, including:

•              our potential inability to market, distribute, and sell our products; and

•              the significant investment of capital and other resources necessary to achieve our commercialization, marketing and sales objectives.

Our operations have been limited to organizing and staffing our company, acquiring our license, developing and testing our revenue distribution models and test marketing our products. These operations provide a limited basis for you to assess our ability to commercialize our products and product candidates and the advisability of investing in us.

Our failure to comply with extensive governmental regulation may significantly affect our operating results.

The worldwide marketing of our products and our product candidates are subject to extensive requirements by foreign, national, state and local governments. These regulations potentially impact many aspects of our and our partner’s operations, including testing, research and development, manufacturing, pre-market labeling, storage, quality control, adverse event reporting, record keeping, advertising and promotion.  Failure to comply with applicable regulatory requirements could, among other things, result in:

• fines;

• changes to advertising;

• failure to obtain necessary marketing approvals;

• revocation or suspension of regulatory approvals of products;

• product seizures or recall;

• delay, interruption or suspension of product manufacturing, distribution, marketing and sale; or

• civil or criminal sanctions.

The discovery of previously unknown problems with our initial and future products may result in the interruption of marketing, including withdrawal from the market.  In addition, the FDA may revisit and change its prior determinations with regard to the safety or efficacy of our products. If the FDA’s position changes, we may be required to change our labeling or cease to market or have manufactured market the product or products at issue.  Even prior to any formal regulatory action, we could voluntarily decide to cease the distribution and sale or recall any of our future products if concerns about their safety or efficacy develop.

In their regulation of all our promotional materials, the FDA and the FTC may take issue with some advertising or promotional practices as being false, misleading or deceptive. The FDA or the FTC may impose a wide array of sanctions on companies for such advertising practices, which could result in any of the following:

• incurring substantial expenses, including fines, penalties, legal fees and costs to comply with FDA or FTC requirements;

• changing the methods of marketing and selling products;

• taking mandated corrective action, which may include placing advertisements or sending letters to physicians and marketing partners rescinding previous advertisements or promotions; or

• disrupting the distribution of products and causing the loss of sales until compliance with the FDA’s or FTC’s position is obtained.

If we become subject to any of the above requirements, it could be damaging to our reputation, and our business condition could be adversely affected.

We cannot market our products unless they have been listed with the FDA, are covered by the FDA’s OTC Review Program, and are marketed in conformity with the applicable OTC Drug Monograph or unless they have attained NDA or ANDA approval.

If our topical Athlete’s Relief, Osteon and Termin8 products are formulated and promoted in accordance with the OTC Drug Monographs pursuant to the FDA’s OTC Review Program, FDA pre-market approval is not required prior to marketing.  If these or any of our product candidates deviate from an OTC Drug Monograph requirement in active ingredients, intended use, method of administration, dosage form, or labeling, among other things, then we or our marketing partners must obtain a NDA pre-market approval from the FDA before beginning commercial marketing. The FDA has taken the position that insofar as our product candidates may use the VALE transdermal technology, they fall outside of those eligible for GRASE status under the OTC Review Program and thus we must obtain, or our marketing partners must obtain, NDA approval of these product candidates before they can be commercially marketed.

Under FDA’s procedures it is generally less burdensome to obtain NDA approval of a drug product which contains the same active ingredient(s) as those:  (a) considered GRASE in a final OTC Drug Monograph, or (b) contained in a drug product eligible for ANDA, approval, but which differs in certain conditions of use (e.g., dosage form) from that covered by a final OTC Drug Monograph or eligible for ANDA approval.  However, once a product becomes subject to the NDA requirements there can be no assurance that a company can generate the additional data and information necessary to support NDA approval of the proposed variant product or that approval can be obtained without substantial expenditures and delays.

Clinical trials may fail to demonstrate the safety and efficacy of our product candidates and could prevent or significantly delay regulatory approval.

Prior to receiving approval to commercialize any of our product candidates, we must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA and other regulatory authorities in the United States and abroad, that the product candidate is both safe and effective.  If these trials or future clinical trials are unsuccessful, our business and reputation would be harmed and our stock price would be adversely affected.

All of our product candidates are prone to the risks of failure. The results of early-stage clinical trials of our product candidates will not necessarily predict the results of later-stage clinical trials. Product candidates in later-stage clinical trials may fail to show desired safety and efficacy traits despite having progressed through initial clinical testing. Even if we believe the data collected from clinical trials of our product candidates are promising, these data may not be sufficient to support approval by the FDA or any other U.S. or foreign regulatory approval. Preclinical and clinical data can be interpreted in different ways. Accordingly, FDA officials could interpret such data in different ways than we do, which could delay, limit or prevent regulatory approval. The FDA, other regulatory authorities, or we may suspend or terminate clinical trials at any time. Any failure or significant delay in completing clinical trials for our product candidates, or in receiving regulatory approval for the sale of any products resulting from our product candidates, may severely harm our business and reputation.

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

There is no organized market for our stock; our stock price has been volatile and could experience substantial declines.

The market price of our common stock has experienced, and may continue to experience, significant volatility. During 2003 and the first quarter of 2004, the per share closing price of our common stock ranged from $1.73 to $14.11.  As a result of the temporary suspension of trading in our securities on April 1, 2004, our press release dated April 7, 2004 advising investors not to trade in our securities until further disclosure was made by us, and our voluntary delisting of our securities from The Nasdaq Stock Market on April 8, 2004, there is not currently an organized market in our securities, and there can be no assurance that such a market will develop.  On July 19, 2004 the average bid for a share of our Class A Common Stock as quoted by the OTC Pink Sheets was $.60. The value of our Class A Common Stock may decline regardless of our operating performance or prospects. Factors affecting our market price include:

• the success or failure of our product development efforts, especially those related to obtaining regulatory approvals;

• technological innovations developed by us or our competitors;

• variations in our operating results and the extent to which we achieve our key business targets;

• differences between our reported results and those expected by investors and securities analysts; and

• market reaction to any acquisitions or joint ventures announced by us or our competitors.

In addition, in recent years, the stock market in general, and the market for pharmaceutical companies in particular, have experienced significant price and volume fluctuations. This volatility has affected the market prices of securities issued by many companies, often for reasons unrelated to their operating performance, and it may adversely affect the price of our common stock. In the past, securities class action litigation has often been instituted following periods of volatility in the market price of a company’s securities.  A number of securities class action have been filed against the Company.  See “Legal Proceedings” for more information.

We are defendants in a number of class action lawsuits that may adversely affect our business.

As discussed in greater detail under “Legal Proceedings”, we and certain of our officers are the defendants in a number of class action lawsuits filed on behalf of purchasers of the Company’s Class A common stock during the period December 11, 2003 to March 31, 2004 which allege that the defendants violated the federal securities laws by allegedly failing to make accurate and complete disclosures concerning the Company, its business operations and future prospects, the clinical trial and endorsement of the Company’s Termin8 anti-fungal product (previously known as “deFEET”) and the institutional demand for the Company’s securities. The complaints seek equitable and monetary relief, an unspecified amount of damages, with interest, attorneys fees and costs.

BioChemics, our directors and certain of our officers are also party to two shareholder derivative actions alleging a breach of the defendants’ fiduciary duties to the Company.  The complaints seek equitable and monetary relief, an unspecified amount of damages, and attorneys and other fees, costs and expenses, ostensibly on behalf of the Company.

Regardless of whether we win or lose, these securities class action lawsuits, and others which may be filed, could result in:

•      a material adverse financial statement impact;

•      substantial costs for defending these suits; and

•      a diversion of management’s attention and resources.

If there are adverse developments in the lawsuits against us, or resolution of our regulatory matters with the SEC and the FDA takes longer than we expect, our capital resources could be adversely affected.

Provisions in our bylaws provide for indemnification of officers and directors, which could require us to direct funds away from our business operations.

Our bylaws provide for the indemnification of our officers and directors.  We may be required to advance costs incurred by an officer or director and to pay judgments, fines and expenses incurred by an officer or director, including reasonable attorneys’ fees, as a result of actions or proceedings in which our officers and directors are involved by reason of being or having been an officer or director of the Company.  Funds paid in satisfaction of judgments, fines and expenses may be funds we need for the operation of our business, commercialization of our current products and the development of our product candidates, thereby affecting our ability to attain profitability.

We have depended on a small number of customers for the majority of our gross revenue. As of the date of this report, we are not generating any revenue.  We may not be able to generate future revenue.

At various times, we and BioChemics have marketed Osteon, Athlete’s Relief and deFEET on a “test basis” to experiment with consumer packaging and product performance receptivity, packaging size, label design along with other criteria.  We consider this information important to deciding on an eventual roll out strategy for the products.  We call these programs “test marketing” because neither the Company nor its parent, BioChemics, were sufficiently capitalized to engage in advertising campaigns.  In some cases, we terminated test marketing programs and in other cases, the retailer terminated test marketing programs.  In connection with the test marketing program with Walgreens to sell deFEET in mid-2003, we could not provide sufficient funding for an advertising program that would be acceptable to Walgreen’s. Our efforts were complicated by our need to change the product name from deFEET to Termin8.  Because of our inability to undertake an acceptable advertising campaign, we and Walgreen’s terminated this test marketing program.  Although management believes that our products, supported by sufficient advertising, will earn retailers acceptance, there can be no assurance that this will happen, or if it does, that it will continue.

We have, as discussed previously, established two strategic marketing and distribution alliances. If these two strategic alliances are not successful and if other strategic alliances or retail distribution agreements are not established, this could result in a material adverse impact on our revenues.

We have suspended the sale and marketing of our products.

After the initiation of the trading suspension, we ceased marketing and selling Athlete’s Relief, Osteon and Termin8.  Marketing and sale of these products has not yet resumed.  We anticipate that our marketing and sales of these products will resume by the end of 2004, although there is no guarantee of this.  We expect that our sales and marketing efforts will resume if and when all outstanding issues between the SEC, FDA and the Company have been addressed.

Failure to resolve the concerns of the SEC or the FDA will have a material adverse effect on our ability to market and sell our products or raise capital.

We depend on BioChemics and third parties to develop and manufacture our products and product candidates and our commercialization of our products could be stopped, delayed or made less profitable if BioChemics or those third parties fail to provide us with sufficient quantities at acceptable prices.

We do not possess product development capability. As a result, we depend on collaborations with third parties, such as BioChemics, for development of our product candidates. During the three-month period ended March 31, 2004, we incurred research and development costs of approximately $95,200 related to the formulation of an analgesic utilizing the active ingredient ibuprofen.  Pre-clinical studies utilizing animals were conducted as a part of these charges.  These services were incurred pursuant to a February 2003 manufacturing and development agreement with BioChemics (see Manufacturing and Development agreement filed on September 9, 2003 as an exhibit to Amendment 1 of our Registration Statement). In addition, we have no manufacturing capability. As a result, we will depend on BioChemics, which in turn will rely upon third parties to manufacture our products. Although our strategy is based on leveraging BioChemics’ ability to develop and manufacture our products for commercialization in the OTC marketplace, we will be dependent on BioChemics’ collaborations with drug development and manufacturing collaborators. If we and BioChemics are not able to maintain existing collaborative arrangements or establish new arrangements on commercially acceptable terms, we would be required to undertake product manufacturing and development activities at our own expense. This would increase our capital requirements or require us to limit the scope of our development activities. Moreover, we have limited or no experience in conducting full scale bioequivalence studies, preparing, and submitting regulatory applications, and manufacturing and marketing drug products. There can be no assurance that we will be successful in performing these activities and any failure to perform such activities could have a material adverse effect on our business, financial condition and results of our operations.

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

Additionally, the failure of any of our contract manufacturers to manufacture our products in conformity with cGMPs could result in interruption or halt of the availability of our products, pending demonstration to the FDA or a court of compliance with cGMPs.  Any such interruption could have a material adverse impact upon our financial position and results of operations.

If we or BioChemics fail to adequately protect or enforce our intellectual property rights, we may be unable to operate effectively.

BioChemics owns proprietary technology developed in connection with its four U.S. patents.  These are: Patent No. 5,460,821, issued on October 24, 1995 and expiring June 23, 2013; Patent No. 5,645,854, issued on July 8, 1997 and expiring June 23, 2013; Patent No. 5,853,751, issued on December 29, 1998 and expiring June 23, 2013; and Patent No.6,635,274, issued on October 21, 2003 and expiring October 27, 2020. BioChemics has licensed these patents to us. In addition, foreign patents have been issued to BioChemics in 17 foreign countries and are pending in seven others. The PENtoCORE technology is not covered by patents but is considered proprietary. BioChemics also owns fifteen registered trademarks, including Osteon and PENtoCORE. We have applied for U.S. Trademark protection for the mark “Termin8”.  Our license agreement, as amended, with BioChemics permits us to commercialize, market and sell our products and product candidates using these patents, proprietary formulations and the Osteon and PENtoCORE trademarks. Our success and ability to compete are substantially dependent on these patents, proprietary formulations and trademarks. Although both we and BioChemics believe that the patents and associated trademarks and licenses are valid, there can be no assurance that they will not be challenged and subsequently invalidated and/or canceled. The invalidation or cancellation of any one or all of the patents or trademarks would significantly damage our commercial prospects. Further, BioChemics may find it necessary to legally challenge parties infringing its patents or trademarks or licensed trademarks to enforce its rights thereto. There can be no assurance that any of the patents would ultimately be held valid or that efforts to defend any of the patents, trade secrets, know-how or other intellectual property rights would be successful.

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

We are engaged in a rapidly evolving field. Competition from numerous pharmaceutical companies including Pfizer, Bristol-Myers Squibb, Schering-Plough, and biotechnology companies including, Alza, Cygnus and Elan, as well as research and academic institutions, is intense and expected to increase. The market for transdermal and topical drug delivery systems is large and growing rapidly and is likely to attract new entrants. Numerous biotechnology and biopharmaceutical companies have focused on developing new drug delivery systems and most, if not all of these companies, have greater financial and other resources and development capabilities than we do. They also have greater collective experience in undertaking pre-clinical and the clinical testing of products; obtaining regulatory approvals; and manufacturing and marketing OTC and prescription pharmaceutical products. Accordingly, certain of our competitors may succeed in obtaining approval for products more rapidly than us. In addition to competing with universities and other research institutions in the development of products, technologies and processes, we may compete with other companies in acquiring rights to products or technologies from universities. There can be no assurance that our products, existing or to be developed, will be more effective or achieve greater market acceptance than competitive products, or that our competitors will not succeed in developing products and technologies that are more effective than those being developed by us or that would render our products and technologies less competitive or obsolete.

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

The sale of our products may expose us to potential liability resulting from the sale and use of such products. Liability might result from claims made directly by consumers or by pharmaceutical companies or by others selling such items. We currently maintain $5 million of product liability insurance. There can be no assurance that we will be able to renew our current insurance, renew it at a rate comparable to what we now pay, or that the coverage will be adequate to protect us against liability. If we were held liable for a claim or claims exceeding the limits of our current or future insurance coverage, or if coverage was discontinued for any reason, it could have a materially adverse effect on our business and our financial condition.

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

If we are unable to effectively promote our brand and establish a leading position in the marketplace, our business may fail.

Our brand names are new and unproven. If we are unable to effectively promote our brands and establish a prominent position in the marketplace, our operations will suffer.  We believe that the importance of brand recognition will increase over time.  In order to gain brand recognition, we may increase our marketing and advertising budgets to create and maintain brand loyalty.  We do not know whether these efforts will lead to greater recognition.

We depend on BioChemics to provide us with certain support and services. The loss of such support and services would have a material adverse effect on our business.

We were originally formed as a division of BioChemics and the viability and financial strength of BioChemics is critical to our success. Throughout our development, we have relied on services and financing provided to us by BioChemics. When we became an independent operating entity, we entered into a license agreement and, prior to the consummation of our initial public offering, we entered into a manufacturing and development agreement, with BioChemics. We presently maintain our executive offices on premises that we share with BioChemics. We do not have a lease agreement with BioChemics. We believe that we can obtain suitable alternative space without any material disruption of our business and that such space will be available to us in the future on commercially reasonable terms. Since BioChemics provides us with administrative and managerial support, our results of operations include allocations of certain BioChemics expenses, such as centralized accounting, data processing, utilities, office space rental, supplies, telephone and other BioChemics corporate services and infrastructure costs. These expenses have been charged back to us as a management fee. We recorded approximately $8,200 and $30,600 in these related-party fees in the three-month periods ended March 31, 2004 and 2003 respectively. In addition, during the three-month period ended March 31, 2003, BioChemics provided financing to us in the amount of $222,983 to fund our operating losses incurred during that three-month period as well as fund the up front costs of a private placement closed in May 2003, see discussion at “Liquidity and Capital Resources.  This was reimbursed as a portion of the amount paid to BioChemics upon the closing of our initial public offering in December 2003. The expense allocations have been determined on the basis that we and BioChemics consider to be reasonable reflections of the utilization of services provided for the benefit received by us.  The loss of the services provided by BioChemics or the loss of the license of the VALE patents or the PENtoCORE technology under the license agreement would have a material adverse effect on our business, financial condition and results of operations.

In this regard, investors should be aware that BioChemics has never been profitable and most likely will not achieve profitability in the near future, if ever. Although BioChemics was founded in 1989, and incorporated in 1991, it is still a development stage company. It has generated significant losses through December 31, 2003, has limited revenue, and is likely to sustain operating losses in the foreseeable future. BioChemics’ operations are subject to all of the risks inherent in the establishment of a business enterprise. Through December 31, 2003, BioChemics had an unaudited, consolidated accumulated deficit of approximately $12.8 million, which includes the operations of Vaso Active. In addition, as of December 31, 2003, BioChemics was in default under debt obligations in the approximate amount of $8.0 million, which includes accrued interest, that it has issued to private investors, of which approximately $5.3 million, inclusive of accrued interest, is held by Mr. Masiz, members of his family and other related parties.  Although BioChemics is attempting to restructure or refinance these obligations, there can be no assurance that it will be able to do so on acceptable terms.  If BioChemics is not successful in maintaining its financial viability, our business, financial condition and results of operations may be materially and adversely affected. BioChemics anticipates that it will continue to incur net losses and be unprofitable for the foreseeable future.

There can be no assurance that BioChemics will ever operate at a profit even if its or our products are commercialized.

In addition, it is expected that BioChemics will encounter significant marketing difficulties and will also face significant regulatory hurdles. The likelihood of success of BioChemics must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with any non-profitable business enterprise, including but not limited to the identification and development of new products, difficulties with corporate partners, vendors, and a very competitive environment. Additionally, BioChemics itself requires additional capital and/or revenues to continue its operations and there is no guarantee that it will be able to fund its own operations or those of the Company.

If we fail to attract, train and retain additional highly qualified senior executives and technical and managerial personnel in the near future, our business will suffer.

John J. Masiz, the Company’s President and Chief Executive Officer, has agreed with the Staff to settle a proposed action by the SEC against him that would prevent him from serving as an officer or director of any public company, including the Company, for a period of five years.  If Mr. Masiz is barred from serving as an officer and director of the Company for this five-year period, he will be permitted and intends to continue to be an active employee of the Company.  If the offer to settle is accepted by the SEC itself, Mr. Masiz would resign as the President and Chief Executive Officer of the Company, as well as the Chairman of the Board of Directors of the Company.  The Company is in the process of conducting a search for a new Chief Executive Officer to replace Mr. Masiz when he resigns. There is no assurance that we will be able to attract or retain a suitable Chief Executive Officer now or in the future, and this could have a material adverse effect on our business, financial condition and results of operations. There is, however, a high demand for highly trained executives and managerial personnel in our industry.  We do not know whether we will be able to attract or retain a suitable Chief Executive Officer either now or in the future and this could have a material adverse effect on our business, financial condition and results of operations.

Effective June 18, 2004, Kevin J. Seifert resigned as the Chief Operating Officer of the Company and as a director of the Company. The Company is not currently conducting a search for a new Chief Operating Officer.  We anticipate that our new Chief Executive Officer will assume Mr. Seifert’s former responsibilities.

Furthermore, several of our other senior officers are devoting less than all their time to the Company.  For example, our chief scientific officer, Dr. Stephen Carter, will devote approximately 30% of his business time to our affairs. For us to pursue our product development, marketing and commercialization plans, we will need to hire personnel with experience in clinical testing, government regulation, manufacturing, marketing and finance. We may not be able to attract and retain personnel on acceptable terms given the intense competition for such personnel among high technology enterprises, including biotechnology, pharmaceutical and healthcare companies, universities and non-profit research institutions. If we lose any of these persons, or are unable to attract and retain qualified personnel, our business, financial condition and results of operations may be materially and adversely affected.

Mr. Masiz is also the principal stockholder of BioChemics which is our principal stockholder and he will have substantial control over our affairs, possibly to the detriment of other holders of our Class A common stock.

Our principal stockholder, BioChemics, owns 4,500,000 shares of our Class B common stock, which at March 31, 2004 represented approximately 70% of the combined voting power of our common stock. Mr. Masiz, as President, Chief Executive Officer and Chairman of BioChemics and, as the principal stockholder in BioChemics, will be able to control the outcome of stockholder votes, including votes concerning the election of our directors, the adoption or amendment to provisions in our certificate of incorporation or by-laws, the approval of mergers and/or acquisitions, decisions affecting our capital structure and other significant corporate transactions. This concentration of ownership may delay, deter or prevent transactions that would result in a change of control, which in turn could reduce the value of our common stock.

In the event of a conflict of interest between BioChemics and us, our stockholders could be negatively affected.

There are likely to be situations where our best interests and those of BioChemics will be in conflict.  For example, we are a party to a license agreement, a manufacturing and development agreement and an administrative services agreement with BioChemics, each of which is critical to our business operations.  To the extent that decisions are made by Mr. Masiz that could enhance the value of BioChemics versus the value to us, our stockholders interests could be negatively affected. Investors should be aware of these potential conflicts.

ITEM 3.                 CONTROLS AND PROCEDURES

In connection with the preparation and filing of this Quarterly Report on Form 10-QSB, our management, including our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined under Rules l3a-l5(e) and 15d-l5(e) promulgated under the Exchange Act) as those controls existed as of March 31, 2004.  Based on this evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported properly by our management on a timely basis in order to comply with our disclosure obligations.

Based on our evaluation, we concluded that our disclosure controls and procedures were not effective because we lacked the specialized managerial resources to enable us to determine whether the regulatory requirements applicable to our products and product candidates were fully disclosed.

As a result of these findings, we determined to take the following steps to improve our disclosure controls and procedures:

•      hire counsel expert in FDA regulation;

•      hire special counsel expert in SEC regulation; and

•      hire a chief executive officer with experience in FDA regulation and SEC reporting obligations.

We have hired outside counsel expert in FDA regulation and outside counsel expert in SEC regulation.  We believe the involvement of these counsel in our reporting process, including the preparation of this 10-QSB, is a significant improvement to our disclosure controls and procedures.

We anticipate completing our search for a chief executive officer with appropriate experience by the end of the third quarter 2004. We believe with the completion of that step we will be able conclude that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Recent Events

Trading Suspension and SEC Settlement.  On April 1, 2004, the SEC temporarily suspended trading of the Company’s securities.  The suspension, by its terms, terminated at 11:59 p.m. on April 15, 2004.  In the SEC announcement of the trading suspension, the SEC stated that it temporarily suspended trading in the securities of the Company because of questions regarding the accuracy of assertions by the Company, and by others, in press releases, the Company’s annual report, its registration statement and public statements to investors concerning, among other things: “(1) the FDA approval of certain key products; and (2) the regulatory consequences of the future application of [its] primary product.”

On April 5, 2004, representatives of the Company, together with newly retained special securities counsel and newly retained FDA counsel, met with the staff of the SEC, or Staff, for the purpose of discussing the concerns that led to the suspension of trading in the Company’s securities.  During that meeting, the Company stated its intention to review its public disclosure, press releases and other public statements and to take whatever remedial action might be appropriate.  It also represented to the Staff that it would (i) diligently seek to clarify the status of its products under current FDA regulations, (ii) issue disclosure regarding the FDA regulation of its activities and products and the results of its dialogue with the FDA, and (iii) endeavor to resolve on a timely basis any concerns communicated by the Staff. The Staff stated that it had been authorized by the SEC to seek injunctive relief against the Company, articulated the concerns that gave rise to the suspension of trading, and informally requested that the Company provide certain information to the Staff. The Company agreed to cooperate with the Staff, committed to review its disclosure promptly and committed to take any remedial action that might be required.

The Company has agreed to a settlement with the Staff pursuant to which the Company will be permanently enjoined from violating certain of the anti-fraud provisions of the Securities Act and the Exchange Act.  The settlement must first be approved by the SEC itself and then by a court.  In addition, John J. Masiz, the Company’s President and Chief Executive Officer, has agreed with the Staff to a proposed action by the SEC against him that would similarly enjoin him and prevent him from serving as an officer or director of any public company, including the Company, for a period of five years.  If Mr. Masiz is barred from serving as an officer and director of the Company for this five-year period, he will be permitted and intends to continue to be an active employee of the Company.  Please see “Changes in Management” below for additional information on Mr. Masiz’s resignation as well as “Risk Factors” – “If we fail to attract, train and retain additional highly qualified senior executives and technical and managerial personnel in the near future, our business will suffer.”

The Company is not aware that the FDA is contemplating any action against the Company.  The Company, through counsel, has engaged in and will continue to maintain a dialogue with the FDA to address any concerns.  The Company has submitted new labels for its previously marketed products to the FDA and has requested FDA comments on any concerns or issues pertaining to these revised labels.  As of the date of this report, the FDA has not provided any comment to the Company based on the agency’s review of the labels submitted to the FDA.  There is, however, no regulatory requirement that FDA review or provide comment on such materials.  The Company is reasonably sure that these labels are consistent with all FDA regulations and policies.

Due to the ongoing nature of these matters, the Company is unable to definitively assess their impact.  However, the Company has committed not to market or sell its products until all outstanding matters have been addressed to the satisfaction of the SEC and until the Company is reasonably sure that the marketing and sale of its products is consistent with the FDA’s requirements and policies.  This commitment may have a material adverse impact on the Company.  The Company anticipates that the marketing and sale of Athlete’s Relief, Osteon and Termin8™ will resume by the end of 2004, although there is no guarantee of this.  When appropriate, the Company will make additional public announcements and will file public reports with the SEC regarding the status of its products under applicable FDA regulations.

Nasdaq Stock Market Matters.  By letter dated April 2, 2004, the Nasdaq Listing Investigations department of The Nasdaq Stock Market, Inc., or Nasdaq, notified the Company that it had commenced an inquiry to ensure the Company’s ongoing compliance with Nasdaq’s inclusion requirements and requested certain information from the Company.  The letter further disclosed that after review of the information provided by the Company, Nasdaq could take any action that might be appropriate under its Marketplace Rules including removal of the Company’s securities from Nasdaq.  In view of the substantial administrative and cash burdens being borne by the Company at that time and the substantial legal costs anticipated with respect to the SEC and FDA matters, the Company determined that it was in the best interest of shareholders to voluntarily cause its shares to be removed from Nasdaq and focus its attention and resources on addressing the SEC and FDA concerns.  The Company’s securities were voluntarily delisted, effective the opening of the markets on Thursday, April 8, 2004.  At an appropriate time, the Company will seek to cause its securities to be quoted on a national exchange, Nasdaq or other automated quotation system. There can be no assurance that the Company will be successful or that an organized market for the Company’s securities will develop.  If the Company is unable to list its securities on a national exchange or on an automated securities quotation system in the future, it could have a material adverse impact on our ability to raise future capital (See “Liquidity and Capital Resources”).

Litigation.  In April, May, and June 2004, the Company and certain of its officers were sued in several purported securities class action lawsuits filed in the United States District Court for the District of Massachusetts.  The complaints, which seek equitable and monetary relief, an unspecified amount of damages, with interest, attorneys fees and costs, allegedly were filed on behalf of purchasers of the Company’s Class A common stock during the period December 11, 2003 to March 31, 2004 and allege that during that period, the defendants violated the federal securities laws by allegedly failing to make accurate and complete disclosures concerning the Company, its financial condition, its business operations and future prospects, the clinical trial and endorsement of the Company’s Termin8 anti-fungal product (previously known as “deFEET”) and the institutional demand for the Company’s securities.  These complaints are captioned as follows:  Dennis E. Smith v. Vaso Active Pharmaceuticals, Inc., et al., Civ. No. 04-10708 (RCL) (D. Mass.); Richard Shapiro v. Vaso Active Pharmaceuticals, Inc., et al., Civ. No. 04-10720 (RCL) (D. Mass.); Christopher Pepin v. Vaso Active Pharmaceuticals, Inc., et al., Civ. No. 04-10763 (RCL) (D. Mass.); Modhi Gude, et al. v. Vaso Active Pharmaceuticals, Inc., et al., Civ. No. 04-10789 (RCL) (D. Mass.); Kim Benedetto, et al. v. Vaso Active Pharmaceuticals, Inc., et al., Civ. No. 04-10808 (RCL) (D. Mass.); Dean Dummer v. Vaso Active Pharmaceuticals, Inc., et al., Civ. No. 04-10819 (RCL) (D. Mass.); Edward Tovrea v. Vaso Active Pharmaceuticals, Inc., et al., Civ . No. 04-10851 (RCL); Kourosh Alipor v. Vaso Active Pharmaceuticals, Inc., et al., Civ. No. 04-10877 (RCL); Paul E. Bostrom v. Vaso Active Pharmaceuticals, Inc., et al., Civ. No. 04-10948 (RCL); Ira A. Turret Sep-Ira Dated 01/24/02 v. Vaso Active Pharmaceuticals, Inc., et al., Civ. No. 04-10980 (RCL); Richard Pagona v. Vaso Active Pharmaceuticals, Inc., et al., Civ. No. 04-11100 (RCL); James Karanfilian v. Vaso Active Pharmaceuticals, Inc., et al., Civ. No. 04-11101 (RCL); and Charles Robinson v. Vaso Active Pharmaceuticals, Inc., et al., Civ. No. 04-11221 (RCL).  The Court has consolidated the above-referenced cases, other than the Tovrea and Karanfilian complaints, under the caption In Re Vaso Active Pharmaceuticals Securities Litigation, Civ. No. 04-10708 (RCL).  Although the Company intends to vigorously defend against these cases, the litigation process is inherently uncertain and there can be no guarantee as to the ultimate outcome of these matters.  There is also no guarantee that these will be the only lawsuits brought against the Company with respect to these matters.

The Company has also been named as a nominal defendant in two shareholder derivative actions filed, the first filed in April 2004 against its directors and certain of its officers and against BioChemics, Inc. entitled Joseph Rosenkrantz v. BioChemics, Inc., et al.., Civ. No. 04-10792 (RCL) (D. Mass.)  and the second filed in June 2004, also against the Company’s directors and certain of its officers and against BioChemics, Inc. entitled William Pomeroy v. BioChemics Inc., et al,  Civ. No. 04-11399 (RCL) (D. Mass.).

The complaints allege, among other things, that the alleged conduct challenged in the securities cases pending against the Company in Massachusetts (described above) constitutes a breach of the defendants’ fiduciary duties to the Company.  The complaints seek equitable and monetary relief, an unspecified amount of damages, and attorneys and other fees, costs and expenses, ostensibly on behalf of the Company.

An unfavorable outcome in one or more of these related cases could have a material adverse effect on the Company’s financial position, liquidity and results of operations.  In addition to the costs of defending these cases, the Company may provide indemnification for expenses and losses that may be incurred by its directors and officers as parties to one or more of these cases.  Although the Company will seek coverage under its director and officer liability insurance policy, there can be no assurance that the Company can obtain reimbursement of all of its out-of-pocket defense costs and any amounts paid in settlement or pursuant to judgments in the event of unfavorable outcomes in one or more of these cases.

Accordingly, the costs of defending these cases and providing indemnification to our directors and officers may be substantial.  However, because of the uncertainty of estimating the potential financial statement impact of any of these actions with any reasonable degree of accuracy, at this time the Company has not reserved for any potential liability or costs that may arise as a result of this litigation except for the $200,000 insurance deductible that we reserved as of March 31, 2004.  While the cases are in very preliminary stages and the outcomes are not predictable, if a substantial amount is payable by the Company and is not reimbursed through its director and officer liability policy, this will have a material adverse effect on the Company’s financial position and liquidity.  There can be no assurance that the Company’s insurer will admit liability to reimburse the Company with respect to any of the claims asserted in any of the litigation against the Company or its officers or directors or that coverage limits will be sufficient.

ITEM 2.  CHANGES IN SECURITIES

Warrant Issued

On January 1, 2004, we entered into a marketing agreement with Commotion and its founder, whereby Commotion and its founder agreed to provide certain services to our Company in connection with marketing, promotion and brand development of our products. Pursuant to the terms of this agreement and in consideration for the services rendered thereunder, we agreed to pay monthly services fees and media commissions and to issue the aggregate of 225,000 (75,000 pre-split), five-year warrants (collectively, the “Warrants”) to its founder. The Warrants were issued as of January 16, 2004 in the following three tranches, each exercisable immediately upon issuance:

(i) Warrants to purchase up to 75,000 (25,000 pre-split) shares of Class A common stock of the Company at an exercise price of $1.83 ($5.50 pre-split) per share;

(ii)Warrants to purchase up to 75,000 (25,000 pre-split) shares of Class A common stock of the Company at an exercise price of $2.00 ($6.00 pre-split) per share; and

(iii)Warrants to purchase up to 75,000 (25,000 pre-split) shares of Class A common stock of the Company at an exercise price of $2.17 ($6.50 pre-split) per share.

A registration statement on Form S-8 was filed on February 13, 2004 that registered the underlying Class A common shares of our Company issuable upon exercise of the Warrants. In February and March 2004, we received $450,000 upon the exercise of the above warrants into Class A Common Stock.

Stock Split

Effective March 5, 2004, we effected a 3 for 1 stock split through the issuance of a 200% stock dividend to holders of record of both our Class A and B common stock as of February 23, 2004.

Private Placement

On March 16, 2004 we entered into a private placement transaction with an institutional investor in the amount of $7.5 million. The investment was in the form of an 18 month 2% Convertible Note convertible into shares of Class A common stock at a conversion rate of $9 per share.  In addition, we issued to the investor warrants to purchase 166,667 shares of our Class A common stock at an exercise price of $8.75 per share.  On April 8, 2004, we entered into a settlement agreement and release with the investor pursuant to which we repaid the investor the sum of $7.5 million without penalty, interest, redemption premium or any other premium or penalty, plus an expense reimbursement in the amount of $15,000.  In consideration of this repayment, the investor surrendered the Note and warrants and terminated all other agreements entered into in connection with the private placement transaction.  In connection with this transaction, we paid approximately $600,000 in fees to various third parties.  These fees were not refunded when we repaid the investor.  See “Recent Events”–”Unwinding of March 16, 2004 Private Investment In Public Equity” for further information.  These fees were recorded as an expense during the three-month period ended March 31, 2004.

Use of Proceeds from Initial Public Offering

On December 10, 2003, our Registration Statement on Form SB-2 (registration no. 333-106785) for the sale of 1,667,500 shares of our Class A common stock (5,002,500 on a post-split basis) which included 217,500 shares of Class A common stock (652,500 on a post-split basis) to cover underwriter over-allotments, at a price of $5.00 per share ($1.67 on a post-split basis), became effective. We completed this initial public offering on December 15, 2003. All of the shares sold in this offering were from our authorized pool of Class A common stock. Kashner Davidson Securities Corp. functioned as the representative of the underwriters for this public offering. Net of offering costs of approximately $1.9 million, we received approximately $6.4 million in proceeds, which we estimated would be allocated as follows:

•              Approximately $1.1 million to fund our continued development, commercialization and sale of our products and product candidates;

•              Approximately $1.9 million to implement our strategic marketing and commercialization plan, which approximately $1.2 million was to be allocated to fund our radio advertising campaign.  This radio campaign was originally to be initiated in connection with the retail rollout of our products, which we anticipated would occur in 2004.  As a result of the cessation of the marketing and sale of our products following the initiation of the SEC trading suspension on April 1, 2004, we do not expect that the retail rollout of our products, which was designed as the second stage of our rollout strategy, will commence until at least 2005.  Consequently, we do not anticipate using any of the initial public offering proceeds to fund advertising, direct mail programs or other promotional activities related to this retail roll-out strategy before that time and there can be no assurance that any of the initial public offering proceeds will be used for this purpose.  We have allocated approximately $372,000 in 2004 for marketing costs associated with the first stage of our rollout strategy.

•              $200,000 to recruit and hire individuals for key senior management positions;

•              $350,000 to cover the cost of providing sales incentives, product samples and discounts;

•              To repay, without interest, BioChemics approximately $99,000 for management fees charged back to us since we became a stand-alone entity upon our incorporation for centralized accounting, data processing, utilities, office space rental, supplies, telephone and other BioChemics corporate services and infrastructure costs, and approximately $347,000 for other operational charges paid by BioChemics to third parties on our behalf through September 30, 2003; these amounts increased to approximately $122,000 and $518,200 respectively, which reflect the modifications necessary for these additional type costs incurred from October 1, 2003 through December 31, 2003; and

•              Approximately $1.68 million to provide working capital for general and corporate purposes.  We increased this to $2.2 million from the registration disclosure to reflect the net impact of the exercise of the over allotment option.  In addition, we anticipate using the funds initially allocated for the implementation of our strategic marketing and commercialization plan, including the approximately $1.2 million that was allocated to fund our anticipated radio advertising campaign, less the approximately $372,000 budgeted for marketing costs associated with the first stage of our rollout strategy, as working capital for general and corporate purposes.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

On February 19, 2004 we submitted a written consent to BioChemics as the holder of our Class B common stock requesting approval of an amendment to our Amended and Restated Certificate of Incorporation.  Because of its ownership of Class B Common Stock, BioChemics holds 70% of the vote. BioChemics approved the amendment by written consent on the same day.  Because this was accomplished by written consent under Delaware corporate law, there were no votes against the amendment.

The amendment increased our authorized capital to 40 million shares by increasing our authorized Class A Common Stock to 20 million shares and our authorized Class b Common Stock to 10 million shares, while keeping our authorized preferred stock at 10 million shares.

The purpose of the amendment was to increase our authorized capital to allow for the stock dividend paid on March 5, 2004.

ITEM 6 (a).  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number	Description of Exhibit
2.1	Amended and Restated Articles of Incorporation, as amended on February 19, 2004(4)
4.1

Form of Warrant Agreement with Greg Gorman, dated January 16, 2004, for the purchase of up to 25,000 shares of the Class A Common Stock of Vaso Active Pharmaceuticals, Inc. for the aggregate amount of $137,500(1)

4.2

Form of Warrant Agreement with Greg Gorman, dated January 16, 2004, for the purchase of up to 25,000 shares of the Class A Common Stock of Vaso Active Pharmaceuticals, Inc. for the aggregate amount of $150,000(1)

4.3

Form of Warrant Agreement with Greg Gorman, dated January 16, 2004, for the purchase of up to 25,000 shares of the Class A Common Stock of Vaso Active Pharmaceuticals, Inc. for the aggregate amount of $162,500(1)

4.4	Securities Purchase Agreement, dated as of March 16, 2004, between Vaso Active Pharmaceuticals, Inc. and The Riverview Group, LLC(2)
4.5	Warrant to Purchase Class A Common Stock issued to the Riverview Group LLC on March 16, 2004(2)
4.6	Registration Rights Agreement, dated as March 16, 2004, between Vaso Active Pharmaceuticals, Inc. and The Riverview Group, LLC(2)
4.7	Convertible Note issued to The Riverview Group LLC on March 16, 2004(2)
10.1	Form of Marketing and Distribution Agreement, dated as of January 9, 2004 between Vaso Active Pharmaceuticals, Inc. and Ortho Distribution, Inc. (4)
10.2	Form of Marketing Agreement, dated January 16, 2004, by and between Vaso Active Pharmaceuticals, Inc., Commotion, LLC and Greg Gorman(1)
10.3	Form of Marketing Agreement, dated as of March 9, 2004, by and between Vaso Active Pharmaceuticals, Inc. and M2G Media, Inc. (4)
10.4	Settlement Agreement and Release between Vaso Active Pharmaceuticals, Inc. and The Riverview Group LLC, dated April 8, 2004 (3)
31.1	Certification of John J. Masiz, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(4)
31.2	Certification of Joseph Frattaroli, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(4)
32.1	Certification of John J. Masiz, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(4)
32.2	Certification of Joseph Frattaroli, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(4)

(1)           Previously filed as an exhibit to our registration statement on Form S-8 filed February 13, 2004.

(2)           Previously filed as an exhibit to our current report on Form 8-K filed March 17, 2004.

(3)           Previously filed as an exhibit to our current report on Form 8-K filed April 9, 2004.

(4)           Filed herewith.

ITEM 6 (b).  Reports on Form 8-K

The Company filed Form 8-K on January 12, 2004, containing a press release announcing that it had entered into a non-exclusive marketing and distribution agreement with Ortho Distribution, Inc. of Andover, Massachusetts, a wholly owned subsidiary of Tempe, Arizona-based OrthoRehab, Inc., a multi-national provider of orthopedic therapies and medical devices.

The Company filed Form 8-K on February 19, 2004, containing a press release that the Board of Directors declared a 3 for 1 stock split effective in the form of a 200 percent stock dividend payable on or about March 5, 2004 to holders of record of both Class A and Class B common stock as of February 23, 2004.

The Company filed Form 8-K on February 23, 2004 containing a press release in response to an item in the February 23, 2004 issue of Barron’s.

The Company filed Form 8-K on February 26, 2004 containing a press release announcing that on February 19, 2004, the number of directors on the Board of Directors of the Company (the “Board”) had

been increased to eight and that Kevin J. Seifert, the Chief Operating Officer of the Company, had been appointed to the Board.

The Company filed Form 8-K on March 8, 2004 containing a press release that The Wall Street Transcript published an in-depth interview with John J. Masiz, President and Chief Executive Officer of the Company, in which Mr. Masiz spoke at length about the Company.

The Company filed Form 8-K on March 9, 2004 containing a press release in response to an article written by Matthew Goldstein that appeared online in TheStreet.com on March 9, 2004.

The Company filed Form 8-K on March 10, 2004 containing a press release announcing that it had entered into an exclusive, global strategic alliance with M2G Media of Irvine, California.

The Company filed Form 8-K on March 16, 2004 indicating that the Company had completed a private placement transaction pursuant to which the Company issued (i) an 18 month 2% convertible note in the aggregate principal amount of $7,500,000 convertible into shares of the Company’s Class A common stock at a conversion price of $9.00 and (ii) warrants to purchase 166,667 shares of Class A common stock at an exercise price of $8.75 per share.

The Company filed Form 8-K on March 26, 2004 containing a press release regarding its intent to broadcast its full year 2003 results and outlook for 2004 via a conference call and audio web cast conducted by Mr. John J. Masiz, President, Chairman and Chief Executive Officer.

SIGNATURES

In accordance with Section 13 and 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 20, 2004	Vaso Active Pharmaceuticals, Inc.

	By:	/s/ John Masiz
John Masiz President, Chief Executive Officer and Chairman of the Board

	By:	/s/ Joseph Frattaroli
Joseph Frattaroli Chief Financial Officer