Form 10KSB/A
period 2003-12-31
VASO ACTIVE PHARMACEUTICALS INC
filed 2004-07-21
CIK 1232400

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB/A

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

        The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of July 19, 2004 was $3,437,022 based on 5,728,371 shares of Class A common stock held by non-affiliates at an average bid of $.60, as quoted by the OTC Pink Sheets.

        The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date, was:

Common stock, Class A, $0.0001 par value	5,828,604 shares outstanding on July 19, 2004
Common stock, Class B, $0.0001 par value	4,500,000 shares outstanding on July 19, 2004

 REASONS FOR AN AMENDED REPORT

        This Amended Annual Report on Form 10-KSB/A amends and replaces in its entirety the Company's Annual Report on Form 10-KSB, filed on March 26, 2004. This Annual Report has been revised, among other things, to address recent events relating to certain Securities and Exchange Commission, or SEC, and United States Food and Drug Administration, or FDA, regulatory matters, including the SEC's temporary suspension of trading of the Company's securities, a settlement that the Company has reached with the staff of the SEC pursuant to which the Company will be permanently enjoined from violating the antifraud provision of the Securities Act of 1933, as amended, and the antifraud and reporting provisions of the Securities Exchange Act of 1934, as amended; the status of the Company's products and product candidates under applicable FDA regulations; the status of the Company's disclosure controls; the recent commencement of certain litigation against the Company; and the recent unwind of a private placement.

 VASO ACTIVE PHARMACEUTICALS, INC.
INDEX TO FORM 10-KSB/A

        Unless the context requires otherwise, references in this Annual Report to "Vaso Active," "the Company," "we," "our" and "us" refer to Vaso Active Pharmaceuticals, Inc. "Vaso Active" and our logo are trademarks of the Company. Osteon® and PENtoCORE® are registered trademarks of BioChemics. This Amended Annual Report also contains trademarks and tradenames of other parties.

FACTORS THAT MAY AFFECT FUTURE RESULTS

        This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, but are not limited to, statements concerning our plans to continue the marketing, commercialization and sale of our products and product candidates; address certain markets; engage third-party manufacturers; evaluate additional product candidates for subsequent commercial development; and the potential liability from pending regulatory and litigation matters. In some cases, these statements may be identified by terminology such as "may," "will," "should," "expect," " plan," "anticipate," "believe," " estimate," "predict," "potential, " or "continue," or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, we cannot guarantee future results, the outcome of pending regulatory and litigation matters, levels of activity, performance or achievements. These statements involve known and unknown risks and uncertainties that may cause our or our industry's results, levels of activity, performance or achievements to be materially different from those expressed or implied by forward-looking statements. Factors that may cause or contribute to such differences include, among other things, those discussed under the captions "Description of Business," "Risk Factors" and "Management's Discussion and Analysis" Forward looking statements not specifically described above also may be found in these and other sections of this report.

PART I

ITEM 1. RECENT EVENTS; DESCRIPTION OF BUSINESS

(A) RECENT EVENTS

        1.    SEC and FDA Regulatory Matters.    On April 1, 2004, the SEC temporarily suspended trading of the Company's securities. The suspension, by its terms, terminated at 11:59 p.m. on April 15, 2004. In the SEC announcement of the trading suspension, the SEC stated that it temporarily suspended trading in the securities of the Company because of questions regarding the accuracy of assertions by the Company, and by others, in press releases, the Company's annual report, its registration statement and public statements to investors concerning, among other things: "(1) the FDA approval of certain key products; and (2) the regulatory consequences of the future application of [its] primary product."

        On April 5, 2004, representatives of the Company, together with newly retained special securities counsel and newly retained FDA counsel, met with the staff of the SEC, or Staff, for the purpose of discussing the concerns that led to the suspension of trading in the Company's securities. During that meeting, the Company stated its intention to review its public disclosure, press releases and other public statements and to take whatever remedial action might be appropriate. It also represented to the Staff that it would (i) diligently seek to clarify the status of its products under current FDA regulations, (ii) issue disclosure regarding the FDA regulation of its activities and products and the results of its dialogue with the FDA, and (iii) endeavor to resolve on a timely basis any concerns communicated by the Staff. The Staff stated that it had been authorized by the SEC to seek injunctive relief against the Company, articulated the concerns that gave rise to the suspension of trading, and informally requested that the Company provide certain information to the Staff. The Company agreed to cooperate with the Staff, committed to review its disclosure promptly and committed to take any remedial action that might be required.

        The Company has agreed to a settlement with the Staff pursuant to which the Company will be permanently enjoined from violating certain of the anti-fraud provisions of the Securities Act and the Exchange Act. The settlement must first be approved by the SEC itself and then by a court. In addition, John J. Masiz, the Company's President and Chief Executive Officer, has agreed with the Staff to a proposed action by the SEC against him that would prevent him from serving as an officer or director of any public company, including the Company, for a period of five years. If Mr. Masiz is barred from serving as an officer and director of the Company for this five year period, he will be permitted and intends to continue to be an active employee of the Company. Please see "Changes in Management" below for additional information on Mr. Masiz's resignation as well as "Risk Factors"—"If we fail to attract, train and retain additional highly qualified senior executives and technical and managerial personnel in the near future, our business will suffer." The Company is not aware that the FDA is contemplating any action against the Company. The Company, through counsel, has engaged in and will continue to maintain a dialogue with the FDA to address any concerns. The Company has submitted new labels for its previously marketed products to the FDA and has requested FDA comments on any concerns or issues pertaining to these revised labels. As of the date of this report, the FDA has not provided any comment to the Company based on the agency's review of the labels submitted to the FDA. There is, however, no regulatory requirement that FDA review or provide comment on such materials. The Company is reasonably sure that these labels are consistent with all FDA regulations and policies.

        Due to the ongoing nature of these matters, the Company is unable to definitively assess their impact. However, the Company has committed not to market or sell its products until all outstanding matters have been addressed to the satisfaction of the SEC and until the Company is reasonably sure that the marketing and sale of its products is consistent with the FDA's requirements and policies. This commitment may have a material adverse impact on the Company. The Company anticipates that the marketing and sale of Athlete's Relief, Osteon and Termin8™ will resume by the end of 2004, although there is no guarantee of this. When appropriate, the Company will make additional public announcements and will file public reports with the SEC regarding the status of its products under applicable FDA regulations.

        2.    Nasdaq Stock Market Matters.    By letter dated April 2, 2004, the Nasdaq Listing Investigations department of The Nasdaq Stock Market, Inc., or Nasdaq, notified the Company that it had commenced an inquiry to ensure the Company's ongoing compliance with Nasdaq's inclusion requirements and requested certain information from the Company. The letter further disclosed that after review of the information provided by the Company, Nasdaq could take any action that might be appropriate under its Marketplace Rules including removal of the Company's securities from Nasdaq. In view of the substantial administrative and cash burdens being borne by the Company at that time and the substantial legal costs anticipated with respect to the SEC and FDA matters, the Company determined that it was in the best interest of shareholders to voluntarily cause its shares to be removed from Nasdaq and focus its attention and resources on addressing the SEC and FDA concerns. The Company's securities were voluntarily delisted, effective the opening of the markets on Thursday, April 8, 2004. At an appropriate time, the Company will seek to cause its securities to be quoted on an exchange, Nasdaq or other automated quotation system. There can be no assurance that the Company will be successful or that an organized market for the Company's securities will develop. If the Company is unable to list its securities on a national exchange or on an automated securities quotation system in the future, it could have a material adverse impact on our ability to raise future capital (See "Management's Discussion and Analysis"—"Liquidity and Capital Resources").

        3.    Litigation.    In April, May, and June 2004, the Company and certain of its officers were sued in several purported securities class action lawsuits filed in the United States District Court for the District of Massachusetts. The complaints, which seek equitable and monetary relief, an unspecified amount of damages, with interest, attorneys fees and costs, allegedly were filed on behalf of purchasers of the Company's Class A common stock during the period December 11, 2003 to March 31, 2004 and allege that during that period, the defendants violated the federal securities laws by allegedly failing to make accurate and complete disclosures concerning the Company, its financial condition, its business operations and future prospects, the clinical trial and endorsement of the Company's Termin8 anti-fungal product (previously known as "deFEET") and the institutional demand for the Company's securities. These complaints are captioned as follows: Dennis E. Smith v. Vaso Active Pharmaceuticals, Inc., et al., Civ. No. 04-10708 (RCL) (D. Mass.); Richard Shapiro v. Vaso Active Pharmaceuticals, Inc., et al., Civ. No. 04-10720 (RCL) (D. Mass.); Christopher Pepin v. Vaso Active Pharmaceuticals, Inc., et al., Civ. No. 04-10763 (RCL) (D. Mass.); Modhi Gude, et al. v. Vaso Active Pharmaceuticals, Inc., et al., Civ. No. 04-10789 (RCL) (D. Mass.); Kim Benedetto, et al. v. Vaso Active Pharmaceuticals, Inc., et al., Civ. No. 04-10808 (RCL) (D. Mass.); Dean Dummer v. Vaso Active Pharmaceuticals, Inc., et al., Civ. No. 04-10819 (RCL) (D. Mass.); Edward Tovrea v. Vaso Active Pharmaceuticals, Inc., et al., Civ. No. 04-10851 (RCL); Kourosh Alipor v. Vaso Active Pharmaceuticals, Inc., et al., Civ. No. 04-10877 (RCL); Paul E. Bostrom v. Vaso Active Pharmaceuticals, Inc., et al., Civ. No. 04-10948 (RCL); Ira A. Turret Sep-Ira Dated 01/24/02 v. Vaso Active Pharmaceuticals, Inc., et al., Civ. No. 04-10980 (RCL); Richard Pagona v. Vaso Active Pharmaceuticals, Inc., et al., Civ. No. 04-11100 (RCL); James Karanfilian v. Vaso Active Pharmaceuticals, Inc., et al., Civ. No. 04-11101 (RCL); and Charles Robinson v. Vaso Active Pharmaceuticals, Inc., et al., Civ. No. 04-11221 (RCL). The Court has consolidated the above-referenced cases, other than the Tovrea and Karanfilian complaints, under the caption In Re Vaso Active Pharmaceuticals Securities Litigation, Civ. No. 04-10708 (RCL). Although the Company intends to vigorously defend against these cases, the litigation process is inherently uncertain and there can be no guarantee as to the ultimate outcome of these matters. There is also no guarantee that these will be the only lawsuits brought against the Company with respect to these matters.

        The Company has also been named as a nominal defendant in two shareholder derivative actions filed in the United States District Court for the District of Massachusetts, the first filed in April 2004 against its directors and certain of its officers and against BioChemics, Inc. entitled Joseph Rosenkrantz v. BioChemics, Inc., et al., Civ. No. 04-10792 (RCL) (D. Mass.) and the second filed in June 2004, also against the Company's directors and certain of its officers and against BioChemics, Inc. entitled William Pomeroy v. BioChemics Inc., et al., Civ. No. 04-11399 (RCL) (D. Mass.).

        The complaints allege, among other things, that the alleged conduct challenged in the securities cases pending against the Company in Massachusetts (described above) constitutes a breach of the defendants' fiduciary duties to the Company. The complaints seek equitable and monetary relief, an unspecified amount of damages, and attorneys and other fees, costs and expenses, ostensibly on behalf of the Company.

        An unfavorable outcome in one or more of these related cases could have a material adverse effect on the Company's financial position, liquidity and results of operations. In addition to the costs of defending these cases, the Company may provide indemnification for expenses and losses that may be incurred by its directors and officers as parties to one or more of these cases. Although the Company will seek coverage under its director and officer liability insurance policy, there can be no assurance that the Company can obtain reimbursement of all of its out-of-pocket defense costs and any amounts paid in settlement or pursuant to judgments in the event of unfavorable outcomes in one or more of these cases.

        Accordingly, the costs of defending these cases and providing indemnification to our directors and officers may be substantial. However, because of the uncertainty of estimating the potential financial statement impact of any of these actions with any reasonable degree of accuracy, at this time the Company has not reserved for any potential liability or costs that may arise as a result of this litigation except for the $200,000 insurance deductible that we reserved as of March 31, 2004. While the cases are in very preliminary stages and the outcomes are not predictable, if a substantial amount is payable by the Company and is not reimbursed through its director and officer liability policy, this will have a material adverse effect on the Company's financial position and liquidity. There can be no assurance that the Company's insurer will admit liability to reimburse the Company with respect to any of the claims asserted in any of the litigation against the Company or its officers or directors or that coverage limits will be sufficient.

        4.    Unwinding of March 16, 2004 Private Investment in Public Equity.    On March 16, 2004, the Company entered into a private placement transaction in the amount of $7,500,000 with an institutional investor. The investment was in the form of an 18 month 2% Convertible Note, or Note, convertible into shares of the Company's Class A common stock at a conversion rate of $9 per share, at the option of the investor. In addition, the Company issued to the investor warrants to purchase 166,667 shares of Class A common stock at an exercise price of $8.75 per share.

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

        In connection with this transaction, we paid approximately $600,000 in fees to various third parties. These fees were not refunded when we repaid the investor. These fees were recorded as an expense in the first quarter ended March 31, 2004.

        5.    Changes in Management.    John J. Masiz, the Company's President and Chief Executive Officer, has agreed with the Staff to settle a proposed action by the SEC against him that would prevent him from serving as an officer or director of any public company, including the Company, for a period of five years. If Mr. Masiz is barred from serving as an officer and director of the Company for this five year period, he will be permitted and intends to continue to be an active employee of the Company. If the offer to settle is accepted by the SEC itself, Mr. Masiz would resign as the President and Chief Executive Officer of the Company, as well as the Chairman of the Board of Directors of the Company. The Company is in the process of conducting a search for a new Chief Executive Officer to replace Mr. Masiz when he resigns. There is no assurance that we will be able to attract or retain a suitable Chief Executive Officer now or in the future, and this could have a material adverse effect on our business, financial condition and results of operations. Please see "Risk Factors"—"If we fail to attract, train and retain additional highly qualified senior executives and technical and managerial personnel in the near future, our business will suffer".

        Effective June 18, 2004, Kevin J. Seifert resigned as the Chief Operating Officer of the Company and as a director of the Company. The Company is not currently conducting a search for a new Chief Operating Officer. We anticipate that our new Chief Executive Officer will assume Mr. Seifert's former responsibilities.

(B) BUSINESS DEVELOPMENT

        We are an early-stage company established for the purpose of commercializing, marketing and selling over-the-counter, or OTC, pharmaceutical products that incorporate topical and transdermal formulation platforms. In the instance where a product is formulated to have a topical effect, we will refer to the technology as PENtoCORE or the PENtoCORE technology. In the instance where a product candidate is formulated to have a transdermal effect, we will refer to it as VALE or VALE technology. There are patents covering the VALE technology. These patents are held by BioChemics, Inc., a privately-owned biopharmaceutical company. While we consider the PENtoCORE technology proprietary, it is not covered by patents. In February 2003, BioChemics, Inc. granted us an exclusive, irrevocable, worldwide license to use and practice the VALE patents and PENtoCORE technology in order to commercialize, market and sell OTC pharmaceutical products. On December 31, 2003, BioChemics owned approximately 45% of our combined classes of issued and outstanding common stock and 71% of the voting power of our combined classes of common stock.

        We began our operations in January 2001, as a division of BioChemics, a biopharmaceutical company engaged in the development of transdermal and topical drug delivery systems. In January 2003, we incorporated in Delaware and became an independent subsidiary of BioChemics, focused on the further commercialization of our existing OTC products and the development of new OTC product candidates. We continue to rely on BioChemics to provide us with administrative support services, manufacturing and product development services and VALE and PENtoCORE technology licenses.

        On December 15, 2003, we completed an initial public offering of 1,667,500 shares of our Class A common stock at a price of $5.00 per share, raising approximately $6.4 million, net of issuance costs. Effective March 5, 2004, we effected a 3 for 1 stock split through the issuance of a 200% stock dividend to holders of record of both our Class A and B common stock as of February 23, 2004. Except where noted, all share and per share information contained in this Annual Report on Form 10-KSB/A has been adjusted to reflect the effects of this dividend.

        BioChemics is based in Danvers, Massachusetts. BioChemics was founded in 1989 by John J. Masiz and was incorporated in Delaware in 1991. Mr. Masiz controls both BioChemics and Vaso Active. BioChemics began developing the VALE technology in 1989 and has subsequently been issued four U.S. patents in connection with this technology. In addition, patents have been issued to BioChemics in

17 foreign countries and are pending in seven others. The expiration date of three of these patents is 2013. The expiration date of the other patent is 2020. Please see "Risk Factors"—"If we or BioChemics fail to adequately protect or enforce our intellectual property rights, we may be unable to operate effectively" for a further description of the patents.

(C) BUSINESS OF THE ISSUER

OVERVIEW OF THE TECHNOLOGY

Traditional Transdermal Drug Delivery Technology

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

Traditional Transdermal Drug Delivery Technologies

        There are many different technologies used to deliver drugs transdermally. The most common technologies employed are: (i) patches that adhere to the skin, holding a drug in place while it is administered over time; (ii) liposomes, or artificially prepared cell-like structures, which are applied topically and absorbed; or (iii) an outside energy source producing electricity, otherwise known as iontophoresis, or sound, otherwise known as sonophoresis, to help move the drug through the various skin layers. We believe all three of these technologies have certain drawbacks that may limit their utility.

The VALE and PENtoCORE Technologies

        Our products and product candidates utilize formulation technologies that we believe can be applied to a significant array of currently off-patent drugs for commercialization in the OTC marketplace. The VALE technology is a transdermal formulation that we believe may have the potential to introduce drugs through the skin and into the bloodstream in an efficient and effective manner. The PENtoCORE technology is a topical formulation that we believe allows for the formation of OTC products with certain "use advantages" over competitors. "Use advantages" include characteristics such as odor, residue, and feel.

The VALE Technology

        The goal behind the development of the VALE technology system is to create an active transdermal drug system that efficiently and effectively delivers drugs through the skin and into the blood supply without the need of a patch. In order to accomplish this, a delivery system must be able to overcome three skin barriers:

  •
  the skin's outer layer, or epidermis;

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

GENERAL STRATEGY

        Our general strategy is to commercialize, market and sell transdermal and topical OTC drugs that we believe can be delivered in an efficient, user-friendly, and reliable manner by utilizing both the VALE and PENtoCORE technologies.

CURRENT PRODUCTS

        The development and test marketing of our three primary products has been completed. Each of these products use PENtoCORE topical formulations. These products are:

  •
  Athlete's Relief—an OTC external analgesic designed to provide temporary relief from the muscle and joint pain associated with athletic activity; and

  •
  Osteon—an OTC external analgesic designed to provide temporary relief from the muscular-skeletal pain associated with arthritis; and

  •
  Termin8—an OTC antifungal lotion designed to effectively treat athlete's foot (formerly branded under the name deFEET®).

        We license the Osteon and PENtoCORE trademarks under our amended license agreement with BioChemics. In addition, we have applied for U.S. trademark protection for the mark "Termin8."

        In mid to late 2003, we decided to rebrand and distribute our deFEET line of products under the name Termin8. We decided to rebrand deFEET because we needed more flexibility than was afforded to us under our April 20, 2002 settlement and license agreement with DeFeet International Inc. DeFeet International Inc., an independent company, claimed early in 2002 that it had started to use the "deFeet" name before our trademark date. As a condition of our settlement with DeFeet International, we transferred our registered trademark "deFEET" to DeFeet International. The formulation of Termin8 is identical to that of deFEET.

        We have suspended the marketing and sale of Athlete's Relief, Osteon and Termin8 until we are reasonably sure that the marketing of these products is consistent with the FDA's requirements and policies. We anticipate that our marketing and sale of these products, under revised labeling, will resume by the end of 2004, although there is no guarantee of this. The Company has submitted new labels for its previously marketed products to the FDA and has requested FDA comments on any concerns or issues pertaining to these revised labels. As of the date of this report, the FDA has not provided any comment to the Company based on the agency's review of the labels submitted to the FDA. There is, however, no regulatory requirement that the FDA review or provide comment on such materials. The Company is reasonably sure that these labels are consistent with all FDA regulations and policies.

        We will market each of our three current products under the OTC Review Program, which is discussed in more detail under "Government Regulation."

PRODUCT CANDIDATES

        In addition to and separate from our Athlete's Relief, Osteon and Termin8 products, we have identified and are currently developing, in collaboration with BioChemics, six additional OTC product candidates that will utilize either the VALE transdermal or PENtoCORE topical technology. Each of these product candidates are in various stages of development and are not yet available for sale. These product candidates are as follows:

  •
  An analgesic utilizing ibuprofen;

  •
  Toenail fungus treatment;

  •
  Acne treatment;

  •
  First aid treatments;

  •
  Hand and body lotions; and

  •
  Psoriasis treatment.

        In instances where the active ingredient (e.g., ibuprofen), dosage form (e.g., VALE transdermal technology), strength, route of administration, directions for use or indication (e.g., toenail fungus) of the product candidate is not covered by the OTC Review Program or where the inactive ingredients used in the product candidate are not recognized as safe and suitable for their intended OTC use, the product candidate cannot be marketed without obtaining pre-market approval in the form of an approved new drug application, or NDA or an abbreviated new drug application, or ANDA. Conversely, where the active ingredient, dosage form, strength, route of administration, directions for use, and indication of the product candidate are covered by the OTC Review Program and the inactive ingredients used in the product candidate are safe and suitable for their intended OTC use, the product candidate could be marketed without obtaining NDA or ANDA clearance, provided it conforms to the applicable OTC Monograph and is not otherwise adulterated or misbranded. Please review the "Government Regulation" section for a detailed discussion of the regulatory process.

MARKETING AND SALES

        Except in the limited situations outlined in our license agreement with BioChemics, we have the exclusive, worldwide license to commercialize, market and sell OTC products that utilize the VALE and PENtoCORE technologies. We intend to reintroduce to the United States market Athlete's Relief, Osteon and Termin8. We anticipate that the third parties we enter into agreements with will have the ability to sell our products both domestically and internationally.

        The SEC's temporary suspension in the trading of our securities has affected our marketing. Immediately upon the initiation of the trading suspension, we ceased marketing and selling Athlete's Relief, Osteon and Termin8. In accordance with our commitment not to sell or market our products until such time as all outstanding matters have been addressed to the satisfaction of the SEC and until the Company is reasonably sure that the marketing and sale of its products is consistent with the FDA's requirements and policies, the marketing and sale of these products has not yet resumed. We anticipate that our marketing and sales of these products will resume by the end of 2004, although there is no guarantee of this.

        At various times, we and BioChemics have marketed Osteon, Athlete's Relief and deFEET on a "test basis" to experiment with consumer packaging and product performance receptivity, packaging size, label design along with other criteria. We consider this information important to deciding on an eventual roll out strategy for the products. We call these programs "test marketing" because neither the Company nor its parent, BioChemics, were sufficiently capitalized to engage in advertising campaigns. In some cases, we terminated test marketing programs and in other cases, the retailer terminated test marketing programs. In connection with the test marketing program with Walgreens to sell deFEET in mid-2003, we could not provide sufficient funding for an advertising program that would be acceptable to Walgreens. Our efforts were complicated by our need to change the product name from deFEET to Termin8. Because of our inability to undertake an acceptable advertising campaign, we and Walgreens terminated this test marketing program. Although management believes that our products, supported by sufficient advertising, will earn retailers acceptance, there can be no assurance that this will happen, or if it does, that it will continue.

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

        In January 2004, we executed our first strategic alliance with Ortho Distribution Inc., or ODI, a wholly owned subsidiary of OrthoRehab, Inc. of Tempe, Arizona. OrthoRehab has an extensive distribution network across the United States and in approximately 50 other countries. We and ODI expect to launch product through ODI's distribution network by the end of 2004. However, there can be no assurance that this alliance will continue, or if continued, that it will be successful.

        In March 2004, in furtherance of the first phase of our rollout strategy, we entered into an exclusive, direct to consumer media based, strategic alliance with M2G Media of Irvine, California, a marketing and distribution company that utilizes direct to consumer media and television as its primary forms of marketing medium. M2G Media will market privately labeled versions of our current products, specifically targeting the OTC topical analgesic arthritis and pain relief markets. We expect M2G Media to commence infomercial filming by the end of 2004 and we and M2G Media expect to launch product through its channels of distribution in the first quarter of 2005. However, there can be no assurance that this alliance will continue, or if continued, that it will be successful.

        In addition to our focus on the strategic alliance model as the first stage of our rollout strategy, we also intend to pursue opportunities to launch our products into retail market chains, but not before 2005. We believe that because retail sales efforts typically require large cash outlays and long sales cycles, they result in a more immediate, negative impact on operations than strategic alliances. Therefore, we have categorized this as part of the second phase of our rollout strategy. In January 2004, we appointed Commotion LLC of Golden, Colorado, a strategic product marketing company, to assist us in establishing direct brand recognition and strategic retail rollout for our products. Our plan is focused on the systematic rollout of our current products into major retail and drug store chains, select independent pharmacies and nontraditional channels, including multilevel marketing, direct marketing, web-sites and catalogues. However, as a result of the cessation of the marketing and sale of our products following the initiation of the SEC trading suspension on April 1, 2004, and changes in the timing for the retail rollout of our products, we do not anticipate using any of our initial public offering proceeds to fund our advertising, direct mail programs and related promotional activities before 2005. There can be no assurance that any of the initial public offering proceeds will be used for this purpose. Please review the "Recent Sales of Unregistered Securities" section for a full discussion of our marketing plan.

        In accordance with our plan to rebrand deFEET as Termin8 during its test marketing phase, as well as our inability to adequately support an advertising campaign at that time, we removed all deFEET units from the Walgreens' drug store shelves in mid to late 2003. Given that the product rebranding process was at that time in transition, we continued to pay for Walgreens' Coop marketing and advertising through the end of 2003. Termin8 is presently not distributed through Walgreens or any other retail chain. Because immediate opportunities have presented themselves through the strategic alliances discussed previously, securing an arrangement with Walgreens and other major retailers is not an immediate priority at the present time.

        We believe that the systematic and multi-phased launch for each of our three current products as described above will allow us to both maintain control over the required costs associated with these launches and maximize the return on investment for the advertising and marketing expenditures.

        The success of our marketing and sales activities will be dependent, among other things, on our ability to retain and attract qualified marketing and sales personnel, attract additional capital enter into qualified strategic partnerships, place our products into major retail drug stores, as well as in the overall market and on the consumer perception of our products.

COMPETITION

        We are engaged in a rapidly evolving field. Once our marketing and sales efforts resume, if in fact they do, we will be competing primarily with established pharmaceutical companies like Pfizer, Bristol-Myers Squibb and Schering-Plough, emerging biotechnology companies like Alza, Cygnus and Elan, as well as research and academic institutions, amongst others. Competition is intense and expected to increase.

        The large and rapidly growing market for transdermal and topical drug delivery systems is likely to attract new entrants. Numerous biotechnology and biopharmaceutical companies are focused on developing new drug delivery systems and most, if not all, of these companies have greater financial and other resources and development capabilities than we do. They also have greater collective experience in undertaking pre-clinical and clinical testing of products, obtaining regulatory approvals and manufacturing and marketing OTC and prescription pharmaceutical products. Accordingly, certain of these competitors may succeed in obtaining approval for products more rapidly than us. In addition to competing with universities and other research institutions in the development of products, technologies and processes, we may compete with other companies in acquiring rights to products or technologies from universities. There can be no assurance that our products or product candidates will be more effective or achieve greater market acceptance than competitive products, or that these companies will not succeed in developing products and technologies that are more effective than those being developed by us or that would render our products and technologies less competitive or obsolete.

        Although we consider the PENtoCORE technology proprietary, the PENtoCORE products, which represent all our current products, do not enjoy any patent protection. This may allow our competitors to imitate or reverse engineer our current products and use their greater manufacturing and marketing resources to rapidly promulgate competing versions. It is our opinion that competing topical and transdermal delivery technologies using patches, liposomes, and equipment-assisted deliveries such as iontophoresis and sonophoresis have some utility with a small group of select drugs. It is our opinion, however, in general, that these drug delivery systems are not useful for most drugs. Our success will depend on our ability to leverage the PENtoCORE and VALE technologies to achieve market share at the expense of our existing and future competitors who we believe cannot offer products utilizing a delivery system of comparable performance characteristics.

        In addition to competing with newly developed drug delivery systems, we will compete with existing products which address the same medical conditions as our products and product candidates. For instance, Tinactin® and Lotrimin® would compete with our Termin8 athlete's foot product, while Advil® and Tylenol® would compete with our pain relief products and product candidates. These and other brands are already offering different delivery systems. For instance, Pfizer's Ben Gay® is now offered in a patch as well as a cream. These products are manufactured, distributed and marketed by companies with vastly greater resources than our own. There is no guarantee we will be able to achieve widespread market acceptance for our products, or that our marketing efforts will be successful in distinguishing our products from these established market participants.

TEST MARKETING AND CONCENTRATIONS OF SALES

        In 2003 and 2002, substantially all of our gross revenue was generated from a test marketing program with a small number of customers, the largest being Walgreens. During the years ended 2003 and 2002, sales to Walgreens accounted for approximately 86% and 66%, respectively, of our gross revenues. Walgreens and Eckerd drug stores collectively, accounted for approximately 98% of our 2001 gross revenue. Accounts receivable from these customers were $0, $53,437 and $0 as of December 31, 2003, 2002 and 2001 respectively. Presently, Termin8 is not sold through any retail chains and securing such an arrangement is not presently an immediate priority. Therefore, we do not anticipate that retail sales will account for a substantial portion, if any, of our 2004 revenues.

        We have, as discussed previously, established two strategic alliances that could possibly account for substantially all of our near term gross revenue if any. If these two strategic alliances are not successful and if other strategic alliances or retail distribution agreements are not established, this could result in a material adverse impact to our revenues.

MANUFACTURING

        Through BioChemics we use a single contract manufacturer to manufacture all our products. There is no agreement between BioChemics and the contract manufacturer. We believe that the relationship between BioChemics and this contract manufacturer is good. However, if this manufacturer is unable or unwilling to meet our demands because of production limitations, or fails to adhere to requirements under the Federal Food, Drug and Cosmetic Act, or FFDCA, relating to current good manufacturing practices, or cGMPs, this could cause an interruption or halt in the availability of our products with a concomitant material adverse impact on our business. Through our relationship with BioChemics, we are attempting to secure other contract manufacturing facilities which have present capabilities to manufacture our products in accordance with our specifications and the FDA's cGMP requirements. In the event that BioChemics is unwilling or unable to meet our manufacturing needs in accordance with the terms of its manufacturing and development agreement with us, we have the right to retain outside third parties to manufacture our products.

INTELLECTUAL PROPERTY

        The Company has a formulation platform that can be structured as either a topical system or as a transdermal system. As a topical system, we refer to this technology as PENtoCORE. In its transdermal or "through the skin" mode, we refer to the technology as VALE. While only the VALE technology is covered by patents, that are owned by BioChemics and licensed to us, we consider the PENtoCORE technology to be proprietary.

        BioChemics has been issued four U.S. patents relating to the VALE technology. In addition, foreign patents have been issued to BioChemics in 17 foreign countries and are pending in 7 others. The first of the U.S. patents expires in 2013 and the last in 2020. BioChemics has filed, and will continue to file as required, for second-generation patents on a number of its products. BioChemics also owns 15 registered trademarks, including Osteon and PENtoCORE. We have applied for U.S. trademark protection for the name "Termin8".

        Our licensing agreement with BioChemics allows us to commercialize, market and sell our products and product candidates using BioChemics' patents, proprietary information and trademarks in the OTC pharmaceutical market. The term of this licensing agreement extends through the date of the last BioChemics' patent to expire. With respect to the portions of the licensing agreement that do not apply to a BioChemics patent or patent application, this agreement extends though February 2013. The licensing agreement is automatically renewed for successive two-year terms for the non-patent technology unless otherwise terminated by us pursuant to the license agreement. We have the right to terminate the license agreement for any reason and without cause upon 90 days written notice of termination to BioChemics. BioChemics has no equivalent right of termination.

GOVERNMENT REGULATION

  GENERAL

        The development, testing, manufacture, labeling, marketing, and promotion of OTC drugs are subject to extensive regulation by the FDA under the FFDCA, and by the Federal Trade Commission, or FTC, under the Federal Trade Commission Act, or FTC Act.

        The degree of regulation under the FFDCA is dependent, in part, upon whether the OTC drug, as formulated, labeled, and promoted, is considered by qualified experts, based on publicly available scientific data and information, to be generally recognized as safe and effective, or GRASE, for its recommended conditions of use. If an OTC drug as formulated, labeled, and promoted is not considered GRASE for its recommended conditions of use or, if so considered, if it has not been used to a material extent or for material time, the drug is regulated under the FFDCA as a "new drug" which requires pre-market approval in the form of a NDA, before it can be commercially marketed.

        To determine which OTC drugs are GRASE, the FDA has undertaken a rulemaking initiative in which it seeks to define by regulation which OTC drugs can be considered to be GRASE and thus can be marketed without first obtaining an approved NDA. This rulemaking initiative, referred to as the "OTC Review Program," was initiated on May 11, 1972, and is ongoing. The OTC Review Program sets forth in the form of an OTC Drug Monograph for specific categories of OTC drugs (e.g., Topical

Anti-Fungal OTC drugs) the conditions under which recognized OTC active ingredients can be considered GRASE and not misbranded. These conditions include the strength of the active ingredient, acceptable dosage forms, the use of safe and suitable inactive ingredients, and the recommended conditions of use, including indications, warnings, precautions, and directions for use.

        If the active ingredient used in an OTC drug is not covered by the OTC Review Program, or even if it is covered, if the conditions of use (e.g., strength, dosage form, indications) deviate from that eligible for GRASE status under the OTC Review Program, the product is considered by the FDA to be a "new drug" subject to the NDA pre-market approval requirements. For a full discussion of these requirements see the discussion below in "NDA Review Process".

        Pending the issuance of a final and effective OTC Drug Monograph for the category of OTC drug involved (e.g., External Analgesic), the FDA has adopted an enforcement policy of not proceeding against the continued marketing of OTC drugs subject to the OTC Review Program. This enforcement discretion does not, however, apply if: (a) the FDA considers the drug product involved as falling outside of the scope of the OTC Review Program in that the active ingredient or conditions of use deviate from those eligible for GRASE status under the OTC Review Program; (b) the product presents a health hazard; or (c) the active ingredient at the dosage level involved was not available OTC prior to December 4, 1975. The FDA's willingness to defer enforcement action generally terminates upon the effective date of the final OTC Drug Monograph covering the applicable drug product.

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

        The failure to adhere to the requirements of the FFDCA can result in: (a) seizure of violative products; (b) injunctions against continued violations of the FFDCA, including active FDA supervision in instituting appropriate corrective action and prohibition against continued marketing of the violative products pending an affirmative determination by the FDA and the courts that the violations have been adequately rectified; (c) civil penalties in the form of liquidated damages and/or recovery of profits from illegal activities; and (d) the imposition of criminal sanctions and penalties against responsible persons.

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

  THE NDA REVIEW PROCESS

        The FDA has taken the position that insofar as our products or product candidates use a transdermal technology, the products fall outside that eligible for GRASE status under the OTC Review Program and thus the Company must obtain NDA approval of the products before they can be commercially marketed. Under the FDA's procedures it is generally less burdensome to obtain NDA approval of a drug product which contains active ingredient(s): (a) considered GRASE in a final OTC Drug Monograph, or (b) contained in a drug product eligible for ANDA approval, but which differs in certain conditions of use (e.g., dosage form) from that covered by a final OTC Drug Monograph or eligible for ANDA approval. However, once a product becomes subject to the NDA requirements, the general provisions of which are set forth below, there can be no assurance that a company can generate the additional data and information necessary to support NDA approval of the proposed variant product or that approval can be obtained without substantial expenditures and delays.

        The steps ordinarily required before a new drug that is subject to NDA approval may be marketed in the United States include preclinical laboratory tests, animal tests and formulation studies, the submission to the FDA of an investigational new drug application, or IND, which must become effective before clinical testing may commence, and adequate and well-controlled clinical trials on human subjects to establish the safety and effectiveness of the drug for each indication for which FDA approval is sought. Satisfaction of FDA pre-market approval requirements typically takes several years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or the disease or condition for which the new drug is indicated. Government regulation may delay or prevent marketing of potential products for a considerable period of time and impose costly procedures upon a manufacturer's activities. Success in early-stage clinical trials does not assure success in later stage clinical trials. Data obtained from clinical activities is not always conclusive and may be susceptible to varying interpretations that could delay, limit, or prevent regulatory approval. Even if a product receives regulatory approval, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market.

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

        After successful completion of the required clinical testing, generally an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the United States. The NDA must include the results of extensive clinical and other testing and a compilation of data relating to the product's pharmacology, chemistry, manufacture, and controls. The cost of preparing and submitting an NDA is substantial. Under Federal law, the submission of NDAs are additionally subject to substantial applications user fees, currently exceeding $500,000, and the manufacturer and/or sponsor under an approved NDA are also subject to annual product and establishment user fees, currently exceeding $30,000 per product and $200,000 per establishment. These fees are typically increased annually.

        The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency's threshold determination that the NDA is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under Federal law, the FDA has agreed to certain performance goals in the review of NDAs. Most applications for non-priority drug products are reviewed within ten months. The review process is often significantly extended by FDA requests for additional information or clarification of information already provided in the submission. The FDA may also refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation, and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee.

        If FDA evaluations of the NDA and the manufacturing facilities and procedures, which typically involves an FDA on-site inspection, are favorable, the FDA may issue an approval letter, or, in some cases, an approvable letter followed by an approval letter. An approvable letter generally contains a statement of specific conditions that must be met in order to secure final approval of the NDA. If and when those conditions have been met to the FDA's satisfaction the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. If the FDA's evaluation of the NDA submission or manufacturing facilities is not favorable, the FDA may refuse to approve the NDA or issue a not approvable letter. The not approvable letter outlines the deficiencies in the submission and often requires additional testing or information in order for the FDA to reconsider the application. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. With limited exceptions, FDA may withhold approval of an NDA regardless of prior advice it may have provided or commitments it may have made to the sponsor. As a condition of NDA approval, the FDA may require post-approval testing and surveillance to monitor the drug's safety or efficacy and may impose other conditions, including labeling restrictions. Such labeling restrictions can materially impact the potential market and profitability of the drug. Once granted, product approvals can still be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

        Once the NDA is approved, a product will be subject to certain post-approval requirements, including requirements for adverse event reporting and submission of periodic reports. Persons responsible for manufacture or distribution are subject to FDA inspections to assess compliance with applicable statutory and regulatory requirements.

        Additionally, the FDA also strictly regulates the promotional claims that may be made about drug products. The FDA requires substantiation of any claims of superiority of one product over another including, in many cases, requirements that such claims be proven by adequate and well controlled head-to-head clinical trials. The FTC Substantiation Standards are very similar for the advertising of OTC products. To the extent that market acceptance of the Company's products may depend on their superiority over existing therapies, any restriction on the Company's ability to advertise or otherwise promote claims of superiority, or requirements to conduct additional expensive clinical trials to provide proof of such claims, could negatively affect the sales of the Company's products and/or the Company's costs.

  TREATMENT OF THE COMPANY'S PRODUCTS AND PRODUCT CANDIDATES

        We believe that the active ingredients dosage forms and strengths of our Athlete's Relief, Osteon and Termin8 products are covered by the OTC Review Program and therefore these products as currently formulated and labeled are potentially eligible for marketing under the OTC Review Program. Accordingly, we intend to reintroduce them to the United States market once we are reasonably sure that the marketing of these products is consistent with the FDA's requirements and policies. We anticipate that our marketing and sales of these products under revised labeling will resume by the end of 2004, although there is no guarantee of this. With regard to product candidates that use the VALE transdermal technology or otherwise require new drug approval, we will not engage in the development of those products until we have secured a partnership with a larger marketing partner specifically for those products. Further, it is expected that the actual development work will be done by BioChemics which will be required to follow the more extensive regulations imposed by the FDA, including the NDA requirements, and other regulatory authorities in the United States and other countries regarding research and development, pre-clinical studies and clinical trials and ultimately manufacturing of drug products subject to "new drug" status.

        All of our OTC products and product candidates, whether subject to the OTC Review Program or NDA requirements, are required to be labeled, promoted, and manufactured to avoid the misbranding and adulteration provisions of the FFDCA, including the prohibition against false and misleading representations and manufacturing in violation of cGMPs.

RESEARCH AND DEVELOPMENT

        In February 2003, we entered into a development and manufacturing agreement with BioChemics with respect to the ongoing manufacturing and development of our products and product candidates. Under this agreement, BioChemics will research, develop and manufacture products for us pursuant to specific purchase orders submitted by us from time to time. BioChemics will charge us a development and manufacturing fee at a rate of cost plus 10%. The development and manufacturing agreement permits BioChemics to use third party contractors to manufacture the products that BioChemics provides to us. Currently, BioChemics uses a privately owned third party company as its sole contract manufacturer. We do not currently, nor do we intend to, engage in the manufacturing of, nor conduct any research and development with respect to, any of our products or product candidates. However, in the event that BioChemics is unwilling or unable to meet our manufacturing needs in accordance with the terms of its manufacturing and development agreement with us, we have the right to retain outside third parties to manufacture our products.However, in the event that BioChemics is unwilling or unable to meet our manufacturing needs in accordance with the terms of its manufacturing and development agreement with us, we have the right to retain outside third parties to manufacture our products.

EMPLOYEES

        At December 31, 2003, we employed eight full-time persons. Two of our officers divided their time between us and BioChemics. Our President and Chief Executive Officer devotes approximately 70% of his time to us and 30% to BioChemics. Our Vice President and Chief Scientific Officer devotes approximately 30% of his time to us and 70% to BioChemics. In addition, we employed one administrative person on a part-time basis.

RISK FACTORS

We are an early-stage company with a brief history of losses and may never achieve or sustain profitability.

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

  •
  ability to raise additional capital; and

  •
  the favorable resolution of our current litigation (see "Litigation").

        At December 31, 2003, we had an accumulated deficit of approximately $1.7 million. At March 31, 2004 our accumulated deficit had grown to approximately $3.5 million. We expect to incur additional operating losses as we expand our marketing and sales efforts. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations may be materially and adversely affected.

We are an early-stage company that has a limited operating history.

        We are an early-stage company focused on commercializing, marketing and selling over-the-counter, or OTC, pharmaceutical products. We began our operations as a division of BioChemics, Inc. in January 2001. We have only operated as an entity independent of BioChemics since January 2003. Our operating history is therefore limited. Our Termin8, Athlete's Relief and Osteon products are in the early stages of commercialization. Our product candidates are only in the early stages of development. With the exception of the introduction of deFEET to the marketplace by BioChemics while we were still a division of BioChemics, we have not yet commercialized, marketed or sold any products or recognized significant revenue from product sales. You should evaluate the likelihood of financial and operational success in light of the uncertainties and complexities present in an early-stage company, many of which are beyond our control, including:

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

        The worldwide marketing of our products and our product candidates are subject to extensive requirements by foreign, national, state and local governments. These regulations potentially impact many aspects of our operations, including testing, research and development, manufacturing, pre-market labeling, storage, quality control, adverse event reporting, record keeping, advertising and promotion. Failure to comply with applicable regulatory requirements could, among other things, result in:

  •
  fines;

  •
  changes to advertising;

  •
  failure to obtain necessary marketing approvals;

  •
  revocation or suspension of regulatory approvals of products;

  •
  product seizures or recall;

  •
  delay, interruption or suspension of product manufacturing, distribution, marketing and sale; or

  •
  civil or criminal sanctions.

        The discovery of previously unknown problems with our initial and future products may result in the interruption of marketing, including withdrawal from the market. In addition, the FDA may revisit and change its prior determinations with regard to the safety or efficacy of our products. If the FDA's position changes, we may be required to change our labeling or cease to market or have manufactured the product or products at issue. Even prior to any formal regulatory action, we could voluntarily decide to cease the distribution and sale or recall any of our future products if concerns about their safety or efficacy develop.

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

  •
  taking mandated corrective action, which may include placing advertisements or sending letters to physicians and marketing partners rescinding previous advertisements or promotions; or

  •
  disrupting the distribution of products and causing the loss of sales until compliance with the FDA's or FTC's position is obtained.

        If we become subject to any of the above requirements, it could be damaging to our reputation, and our business condition could be adversely affected.

We cannot market our products unless they have been listed with the FDA, are covered by the FDA's OTC Review Program, and are marketed in conformity with the applicable OTC Drug Monograph or have attained NDA approval.

        If our topical Athlete's Relief, Osteon and Termin8 products are formulated and promoted in accordance with the OTC Drug Monographs pursuant to the FDA's OTC Review Program, FDA pre-market approval is not required prior to marketing. If these or any of our product candidates deviate from an OTC Drug Monograph requirement in active ingredients, intended use, method of administration, dosage form, or labeling, among other things, then we or our marketing partners must obtain an NDA pre-market approval from the FDA before beginning commercial marketing. In regard to our products and product candidates, the FDA has taken the position that insofar as our product candidates may use the VALE transdermal technology, they fall outside of those eligible for GRASE status under the OTC Review Program and thus we must obtain, or our marketing partners must obtain, NDA approval of these product candidates before they can be commercially marketed.

        Under FDA's procedures it is generally less burdensome to obtain NDA approval of a drug product which contains the same active ingredient(s) as those: (a) considered GRASE in a final OTC Drug Monograph, or (b) contained in a drug product eligible for ANDA, approval, but which differs in certain conditions of use (e.g., dosage form) from that covered by a final OTC Drug Monograph or eligible for ANDA approval. However, once a product becomes subject to the NDA requirements, the general provisions of which are discussed above under the Government Regulation section, there can be no assurance that a company can generate the additional data and information necessary to support NDA approval of the proposed variant product or that approval can be obtained without substantial expenditures and delays.

        Additional aspects of the FDA regulatory process are set forth in more detail under the "Government Regulation" section.

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

        In addition, in recent years, the stock market in general, and the market for pharmaceutical companies in particular, have experienced significant price and volume fluctuations. This volatility has affected the market prices of securities issued by many companies, often for reasons unrelated to their operating performance, and it may adversely affect the price of our common stock. In the past, securities class action litigation has often been instituted following periods of volatility in the market price of a company's securities. A number of securities class action have been filed against the Company. See "Legal Proceedings" for more information.

We are defendants in a number of class action lawsuits which may adversely affect our business.

        As discussed in greater detail under "Legal Proceedings", we and certain of our officers are the defendants in a number of class action lawsuits filed on behalf of purchasers of the Company's Class A common stock during the period December 11, 2003 to March 31, 2004 which allege that the defendants violated the federal securities laws by allegedly failing to make accurate and complete disclosures concerning the Company, its financial condition, its business operations and future prospects, the clinical trial and endorsement of the Company's Termin8 anti-fungal product (previously known as "deFEET") and the institutional demand for the Company's securities. The complaints seek equitable and monetary relief, an unspecified amount of damages, with interest, attorneys fees and costs.

        BioChemics, our directors and certain of our officers are also party to two shareholder derivative actions alleging a breach of the defendants' fiduciary duties to the Company. The complaints seek equitable and monetary relief, an unspecified amount of damages, and attorneys and other fees, costs and expenses, ostensibly on behalf of the Company.

        Regardless of whether we win or lose, these securities class action lawsuits, and others which may be filed, could result in:

  •
  a material adverse financial statement impact;

  •
  substantial costs for defending these suits; and

  •
  a diversion of management's attention and resources.

        If there are adverse developments in the lawsuits against us, or resolution of our regulatory matters with the SEC and the FDA takes longer than we expect, our capital resources could be adversely affected.

Provisions in our bylaws provide for indemnification of officers and directors, which could require us to direct funds away from our business operations.

        Our bylaws provide for the indemnification of our officers and directors. We may be required to advance costs incurred by an officer or director and to pay judgments, fines and expenses incurred by an officer or director, including reasonable attorneys' fees, as a result of actions or proceedings in which our officers and directors are involved by reason of being or having been an officer or director of the Company. Funds paid in satisfaction of judgments, fines and expenses may be funds we need for the operation of our business, commercialization of our current products and the development of our product candidates, thereby affecting our ability to attain profitability.

We have depended on a small number of customers for the majority of our gross revenue. As of the date of this report, we are not generating any revenue. We may not be able to generate future revenue.

        At various times, we and BioChemics have marketed Osteon, Athlete's Relief and deFEET on a "test basis" to experiment with consumer packaging and product performance receptivity, packaging size, label design along with other criteria. We consider this information important to deciding on an eventual roll out strategy for the products. We call these programs "test marketing" because neither the Company nor its parent, BioChemics, were sufficiently capitalized to engage in advertising campaigns. In some cases, we terminated test marketing programs and in other cases, the retailer terminated test marketing programs. In connection with the test marketing program with Walgreens to sell deFEET in mid-2003, we could not provide sufficient funding for an advertising program that would be acceptable to Walgreens. Our efforts were complicated by our need to change the product name from deFEET to Termin8. Because of our inability to undertake an acceptable advertising campaign, we and Walgreens terminated this test marketing program. Although management believes that our products, supported by sufficient advertising, will earn retailers acceptance, there can be no assurance that this will happen, or if it does, that it will continue.

        We have, as discussed previously, established two strategic marketing and distribution alliances. If these two strategic alliances are not successful and if other strategic alliances or retail distribution agreements are not established, this could result in a material adverse impact on our revenues.

We have suspended the sale and marketing of our products.

        After the initiation of the trading suspension, we ceased marketing and selling Athlete's Relief, Osteon and Termin8. Marketing and sale of these products has not yet resumed. We anticipate that our marketing and sales of these products will resume by the end of 2004, although there is no guarantee of this. We expect that our sales and marketing efforts will resume if and when all outstanding issues between the SEC, FDA and the Company have been addressed.

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

        We do not possess product development capability. As a result, we depend on collaborations with third parties, such as BioChemics, for development of our product candidates. In addition, we have no manufacturing capability. As a result, we will depend on BioChemics, which in turn will rely upon third parties to manufacture our products. Although our strategy is based on leveraging BioChemics' ability to develop and manufacture our products for commercialization in the OTC marketplace, we will be dependent on BioChemics' collaborations with drug development and manufacturing collaborators. If we and BioChemics are not able to maintain existing collaborative arrangements or establish new arrangements on commercially acceptable terms, we would be required to undertake product manufacturing and development activities at our own expense. This would increase our capital requirements or require us to limit the scope of our development activities. Moreover, we have limited or no experience in conducting full scale bioequivalence studies, preparing and submitting regulatory applications and manufacturing and marketing drug products. There can be no assurance that we will be successful in performing these activities and any failure to perform such activities could have a material adverse effect on our business, financial condition and results of our operations.

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

        BioChemics owns proprietary technology developed in connection with its four U.S. patents. These are: Patent No. 5,460,821, issued on October 24, 1995 and expiring June 23, 2013; Patent No. 5,645,854, issued on July 8, 1997 and expiring June 23, 2013; Patent No. 5,853,751, issued on December 29, 1998 and expiring June 23, 2013; and Patent No.6,635,274, issued on October 21, 2003 and expiring October 27, 2020. BioChemics has licensed these patents to us. In addition, foreign patents have been issued to BioChemics in 17 foreign countries and are pending in seven others. The PENtoCORE technology is not covered by patents but it we do consider it to be proprietary. BioChemics also owns fifteen registered trademarks, including Osteon and PENtoCORE. We have applied for U.S. Trademark protection for the mark "Termin8". Our license agreement, as amended, with BioChemics permits us to commercialize, market and sell our products and product candidates using these patents, proprietary formulations and the Osteon and PENtoCORE trademarks. Our success and ability to compete are substantially dependent on these patents, proprietary formulations and trademarks. Although both we and BioChemics believe that the patents and associated trademarks and licenses are valid, there can be no assurance that they will not be challenged and subsequently invalidated and/or canceled. The invalidation or cancellation of any one or all of the patents or trademarks would significantly damage our commercial prospects. Further, BioChemics may find it necessary to legally challenge parties infringing its patents or trademarks or licensed trademarks to enforce its rights thereto. There can be no assurance that any of the patents would ultimately be held valid or that efforts to defend any of the patents, trade secrets, know-how or other intellectual property rights would be successful.

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

        We were originally formed as a division of BioChemics and the viability and financial strength of BioChemics is critical to our success. Throughout our development, we have relied on services and financing provided to us by BioChemics. When we became an independent operating entity, we entered into a license agreement and, prior to the consummation of our initial public offering, we entered into a manufacturing and development agreement, with BioChemics. We presently maintain our executive offices on premises that we share with BioChemics. We do not have a lease agreement with BioChemics. We believe that we can obtain suitable alternative space without any material disruption of our business and that such space will be available to us in the future on commercially reasonable terms. In addition, BioChemics provides us with back office support and management services. Allocations of BioChemics' expenses for centralized accounting, data processing, utilities, office space rental, supplies, telephone and other corporate services and infrastructure are charged back to us as a management fee. These amounts approximated $122,073, $135,600 and $114,150 for the years ended December 31, 2003, 2002 and 2001, respectively. The loss of the services provided by BioChemics or the loss of the license of the VALE patents or the PENtoCORE technology under the license agreement would have a material adverse effect on our business, financial condition and results of operations.

        In this regard, investors should be aware that BioChemics has never been profitable and most likely will not achieve profitability in the near future, if ever. Although BioChemics was founded in 1989, and incorporated in 1991, it is still a development stage company. It has generated significant losses through December 31, 2003, has limited revenue, and is likely to sustain operating losses in the foreseeable future. BioChemics' operations are subject to all of the risks inherent in the establishment of a business enterprise. Through December 31, 2003, BioChemics had an unaudited, consolidated accumulated deficit of approximately $12.8 million, which includes the operations of Vaso Active. In addition, as of December 31, 2003, BioChemics was in default under debt obligations in the approximate amount of $8 million, which includes accrued interest, that it has issued to private investors, of which approximately $5.35 million, inclusive of accrued interest, is held by Mr. Masiz, members of his family and a director of the Company. Although BioChemics is attempting to restructure or refinance these obligations, there can be no assurance that it will be able to do so on acceptable terms. If BioChemics is not successful in maintaining its financial viability, our business, financial condition and results of operations may be materially and adversely affected. BioChemics anticipates that it will continue to incur net losses and be unprofitable for the foreseeable future. There can be no assurance that BioChemics will ever operate at a profit even if its or our products are commercialized.

        In addition, it is expected that BioChemics will encounter significant marketing difficulties and will also face significant regulatory hurdles. The likelihood of success of BioChemics must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with any non-profitable business enterprise, including but not limited to the identification and development of new products, difficulties with corporate partners, vendors, and a very competitive environment. Additionally, BioChemics itself requires additional capital and/or revenues to continue its operations and there is no guarantee that it will be able to fund its own operations or those of Vaso Active.

If we fail to attract, train and retain additional highly qualified senior executives and technical and managerial personnel in the near future, our business will suffer.

        John J. Masiz, the Company's President and Chief Executive Officer, has agreed with the Staff to settle a proposed action by the SEC against him that would prevent him from serving as an officer or director of any public company, including the Company, for a period of five years. If Mr. Masiz is barred from serving as an officer and director of the Company for this five year period, he will be permitted and intends to continue to be an active employee of the Company. If the offer to settle is accepted by the SEC itself, Mr. Masiz would resign as the President and Chief Executive Officer of the Company, as well as the Chairman of the Board of Directors of the Company. The Company is in the process of conducting a search for a new Chief Executive Officer to replace Mr. Masiz when he resigns. There is no assurance that we will be able to attract or retain a suitable Chief Executive Officer now or in the future, and this could have a material adverse effect on our business, financial condition and results of operations. There is, however, a high demand for highly trained executives and managerial personnel in our industry. We do not know whether we will be able to attract or retain a suitable Chief Executive Officer either now or in the future and this could have a material adverse effect on our business, financial condition and results of operations.

        Effective June 18, 2004, Kevin J. Seifert resigned as the Chief Operating Officer of the Company and as a director of the Company. The Company is not currently conducting a search for a new Chief Operating Officer. We anticipate that our new Chief Executive Officer will assume Mr. Seifert's former responsibilities.

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

        There are likely to be situations where our best interests and those of BioChemics will be in conflict. For example, we are a party to a license agreement, a manufacturing and development agreement and an administrative services agreement with BioChemics, each of which is critical to our business operations (see certain "Relationships and Related Transactions" for more details). To the extent that decisions are made by Mr. Masiz that could enhance the value of BioChemics versus the value to us, our stockholders interests could be negatively affected. Investors should be aware of these potential conflicts.

ITEM 2. DESCRIPTION OF PROPERTY

        Currently, we share our principal corporate office space with BioChemics in Danvers, Massachusetts. Our principal corporate offices accommodate our operational, selling, marketing and administrative needs. The lease for this office space is held by BioChemics. Although we do not have a formal lease agreement with BioChemics, we pay approximately $1,800 per month in rent to BioChemics for our office space. We anticipate that this arrangement will continue at least through the end of 2004.

ITEM 3. LEGAL PROCEEDINGS

(A) RECENT EVENTS

        1.    SEC and FDA Regulatory Matters.    On April 1, 2004, the SEC temporarily suspended trading of the Company's securities. The suspension, by its terms, terminated at 11:59 p.m. on April 15, 2004. In the SEC announcement of the trading suspension, the SEC stated that it temporarily suspended trading in the securities of the Company because of questions regarding the accuracy of assertions by the Company, and by others, in press releases, the Company's annual report, its registration statement and public statements to investors concerning, among other things: "(1) the FDA approval of certain key products; and (2) the regulatory consequences of the future application of [its] primary product."

        On April 5, 2004, representatives of the Company, together with newly retained special securities counsel and newly retained FDA counsel, met with the staff of the SEC, or Staff, for the purpose of discussing the concerns that led to the suspension of trading in the Company's securities. During that meeting, the Company stated its intention to review its public disclosure, press releases and other public statements and to take whatever remedial action might be appropriate. It also represented to the

Staff that it would (i) diligently seek to clarify the status of its products under current FDA regulations, (ii) issue disclosure regarding the FDA regulation of its activities and products and the results of its dialogue with the FDA, and (iii) endeavor to resolve on a timely basis any concerns communicated by the Staff. The Staff stated that it had been authorized by the SEC to seek injunctive relief against the Company, articulated the concerns that gave rise to the suspension of trading, and informally requested that the Company provide certain information to the Staff. The Company agreed to cooperate with the Staff, committed to review its disclosure promptly and committed to take any remedial action that might be required.

        The Company has agreed to a settlement with the Staff pursuant to which the Company will be permanently enjoined from violating certain of the anti-fraud provisions of the Securities Act and the Exchange Act. The settlement must first be approved by the SEC itself and then by a court. In addition, John J. Masiz, the Company's President and Chief Executive Officer, has agreed with the Staff to a proposed action by the SEC against him that would similarly enjoin him and prevent him from serving as an officer or director of any public company, including the Company, for a period of five years. If Mr. Masiz is barred from serving as an officer and director of the Company for this five year period, he will be permitted and intends to continue to be an active employee of the Company. Please see "Changes in Management" below for additional information on Mr. Masiz's resignation as well as "Risk Factors"—"If we fail to attract, train and retain additional highly qualified senior executives and technical and managerial personnel in the near future, our business will suffer." The Company is not aware that the FDA is contemplating any action against the Company. The Company, through counsel, has engaged in and will continue to maintain a dialogue with the FDA to address any concerns. The Company has submitted new labels for its previously marketed products to the FDA and has requested FDA comments on any concerns or issues pertaining to these revised labels. As of the date of this report, the FDA has not provided any comment to the Company based on the agency's review of the labels submitted to the FDA. There is, however, no regulatory requirement that FDA review or provide comment on such materials. The Company is reasonably sure that these labels are consistent with all FDA regulations and policies.

        Due to the ongoing nature of these matters, the Company is unable to definitively assess their impact. However, the Company has committed not to market or sell its products until all outstanding matters have been addressed to the satisfaction of the SEC and until the Company is reasonably sure that the marketing and sale of its products is consistent with the FDA's requirements and policies. This commitment may have a material adverse impact on the Company. The Company anticipates that the marketing and sale of Athlete's Relief, Osteon and Termin8™ will resume by the end of 2004, although there is no guarantee of this. When appropriate, the Company will make additional public announcements and will file public reports with the SEC regarding the status of its products under applicable FDA regulations.

        2.    Nasdaq Stock Market Matters.    By letter dated April 2, 2004, the Nasdaq Listing Investigations department of The Nasdaq Stock Market, Inc., or Nasdaq, notified the Company that it had commenced an inquiry to ensure the Company's ongoing compliance with Nasdaq's inclusion requirements and requested certain information from the Company. The letter further disclosed that after review of the information provided by the Company, Nasdaq could take any action that might be appropriate under its Marketplace Rules including removal of the Company's securities from Nasdaq. In view of the substantial administrative and cash burdens being borne by the Company at that time and the substantial legal costs anticipated with respect to the SEC and FDA matters, the Company determined that it was in the best interest of shareholders to voluntarily cause its shares to be removed from Nasdaq and focus its attention and resources on addressing the SEC and FDA concerns. The Company's securities were voluntarily delisted, effective the opening of the markets on Thursday, April 8, 2004. At an appropriate time, the Company will seek to cause its securities to be quoted on an exchange, Nasdaq or other automated quotation system. There can be no assurance that the Company will be successful or that an organized market for the Company's securities will develop. If the Company is unable to list its securities on a national exchange or on an automated securities quotation system in the future, it could have a material adverse impact on our ability to raise future capital (See "Management's Discussion and Analysis"—"Liquidity and Capital Resources").

        3.    Litigation.    In April, May, and June 2004, the Company and certain of its officers were sued in several purported securities class action lawsuits filed in the United States District Court for the District of Massachusetts. The complaints, which seek equitable and monetary relief, an unspecified amount of damages, with interest, attorneys fees and costs, allegedly were filed on behalf of purchasers of the Company's Class A common stock during the period December 11, 2003 to March 31, 2004 and allege that during that period, the defendants violated the federal securities laws by allegedly failing to make accurate and complete disclosures concerning the Company, its financial condition, its business operations and future prospects, the clinical trial and endorsement of the Company's Termin8 anti-fungal product (previously known as "deFEET") and the institutional demand for the Company's securities. These complaints are captioned as follows: Dennis E. Smith v. Vaso Active Pharmaceuticals, Inc., et al., Civ. No. 04-10708 (RCL) (D. Mass.); Richard Shapiro v. Vaso Active Pharmaceuticals, Inc., et al., Civ. No. 04-10720 (RCL) (D. Mass.); Christopher Pepin v. Vaso Active Pharmaceuticals, Inc., et al., Civ. No. 04-10763 (RCL) (D. Mass.); Modhi Gude, et al. v. Vaso Active Pharmaceuticals, Inc., et al., Civ. No. 04-10789 (RCL) (D. Mass.); Kim Benedetto, et al. v. Vaso Active Pharmaceuticals, Inc., et al., Civ. No. 04-10808 (RCL) (D. Mass.); Dean Dummer v. Vaso Active Pharmaceuticals, Inc., et al., Civ. No. 04-10819 (RCL) (D. Mass.); Edward Tovrea v. Vaso Active Pharmaceuticals, Inc., et al., Civ. No. 04-10851 (RCL); Kourosh Alipor v. Vaso Active Pharmaceuticals, Inc., et al., Civ. No. 04-10877 (RCL); Paul E. Bostrom v. Vaso Active Pharmaceuticals, Inc., et al., Civ. No. 04-10948 (RCL); Ira A. Turret Sep-Ira Dated 01/24/02 v. Vaso Active Pharmaceuticals, Inc., et al., Civ. No. 04-10980 (RCL); Richard Pagona v. Vaso Active Pharmaceuticals, Inc., et al., Civ. No. 04-11100 (RCL); James Karanfilian v. Vaso Active Pharmaceuticals, Inc., et al., Civ. No. 04-11101 (RCL); and Charles Robinson v. Vaso Active Pharmaceuticals, Inc., et al., Civ. No. 04-11221 (RCL). The Court has consolidated the above-referenced cases, other than the Tovrea and Karanfilian complaints, under the caption In Re Vaso Active Pharmaceuticals Securities Litigation, Civ. No. 04-10708 (RCL). Although the Company intends to vigorously defend against these cases, the litigation process is inherently uncertain and there can be no guarantee as to the ultimate outcome of these matters. There is also no guarantee that these will be the only lawsuits brought against the Company with respect to these matters..

        The Company has also been named as a nominal defendant in two shareholder derivative actions filed in the United States District Court for the District of Massachusetts, the first filed in April 2004 against its directors and certain of its officers and against BioChemics, Inc. entitled Joseph Rosenkrantz v. BioChemics, Inc., et al., Civ. No. 04-10792 (RCL) (D. Mass.) and the second filed in June 2004, also against the Company's directors and certain of its officers and against BioChemics, Inc. entitled William Pomeroy v. BioChemics Inc., et al., Civ. No. 04-11399 (RCL) (D. Mass.).

        The complaints allege, among other things, that the alleged conduct challenged in the securities cases pending against the Company in Massachusetts (described above) constitutes a breach of the defendants' fiduciary duties to the Company. The complaints seek equitable and monetary relief, an unspecified amount of damages, and attorneys and other fees, costs and expenses, ostensibly on behalf of the Company.

        An unfavorable outcome in one or more of these related cases could have a material adverse effect on the Company's financial position, liquidity and results of operations. In addition to the costs of defending these cases, the Company may provide indemnification for expenses and losses that may be incurred by its directors and officers as parties to one or more of these cases. Although the Company will seek coverage under its director and officer liability insurance policy, there can be no assurance that the Company can obtain reimbursement of all of its out-of-pocket defense costs and any amounts paid in settlement or pursuant to judgments in the event of unfavorable outcomes in one or more of these cases.

        Accordingly, the costs of defending these cases and providing indemnification to our directors and officers may be substantial. However, because of the uncertainty of estimating the potential financial statement impact of any of these actions with any reasonable degree of accuracy, at this time the Company has not reserved for any potential liability or costs that may arise as a result of this litigation except for the $200,000 insurance deductible that we reserved as of March 31, 2004. While the cases are in very preliminary stages and the outcomes are not predictable, if a substantial amount is payable by the Company and is not reimbursed through its director and officer liability policy, this will have a material adverse effect on the Company's financial position and liquidity. There can be no assurance that the Company's insurer will admit liability to reimburse the Company with respect to any of the claims asserted in any of the litigation against the Company or its officers or directors or that coverage limits will be sufficient.

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

        On March 31, 2004, the last reported sale price of our common stock on the Nasdaq Small Cap Market was $7.59 per share. On April 7, 2004, the Company voluntarily requested that its shares be removed from the Nasdaq Small Cap Market. The Company was informed that its securities were delisted, effective the opening of the market on April 8, 2004. At the present time, none of the Company's securities are quoted on an exchange, Nasdaq or an automated quotation system. At the appropriate time in the future, the Company will seek to cause its securities to be quoted on an exchange, Nasdaq or an automated quotation system. However, there can be no assurance that the Company will be successful in doing so. As of the date of this report, no organized market for the Company's securities exists, although the Company's stock has been quoted in the OTC "Pink Sheets", and there can be no assurance than such a market will develop. On July 19, 2004 the average bid for a share of our Class A Common Stock as quoted by the OTC Pink Sheets was $.60.

(B) HOLDERS

        As of April 19, 2004, there were 30 holders of record of our Class A common stock. Approximately 3,100 holders held shares in a "nominee" or "street name." There is one holder, BioChemics, of our Class B common stock.

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

(E) RECENT SALES OF UNREGISTERED AND REGISTERED SECURITIES

        In April 2003, we completed the private placement of $500,000, 10% convertible subordinated pay-in-kind promissory notes. This amount was subsequently reduced to $465,000 in December 2003 as we repurchased $35,000 from an unrelated third party investor. Offering costs of approximately $98,000 were incurred in connection with this private placement and netted against the gross proceeds. The notes were sold to accredited investors under one or more of the exemptions from registration provided for in Section 3(b), 4(2), 4(6) and Regulation D of the Securities Act of 1933, as amended. The notes and any accrued interest were convertible into Class A common stock either voluntarily on or before the maturity date of the notes (March 31, 2005) or mandatorily upon the consummation of a qualified public offering. The notes were to convert at the lesser of 50% of the qualified public offering price or $2.50, up to a maximum of 220,000 shares. On December 15, 2003, the Company completed an initial public offering of 1,667,500 shares of its Class A common stock, which caused the automatic conversion of the notes. The notes and their accrued interest converted into 200,371 shares of Class A common stock (601,113 shares on a post-split basis).

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

  •
  Approximately $1.9 million to implement our strategic marketing and commercialization plan, which approximately $1.2 million was to be allocated to fund our radio advertising campaign. This radio campaign was originally to be initiated in connection with the retail rollout of our products which we anticipated would occur in 2004. As a result of the cessation of the marketing and sale of our products following the initiation of the SEC trading suspension on April 1, 2004, we do not expect that the retail rollout of our products, which was designed as the second stage of our rollout strategy, will commence until at least 2005. Consequently, we do not anticipate using any of the initial public offering proceeds to fund advertising, direct mail programs or other promotional activities related to this retail roll-out strategy before that time and there can be no assurance that any of the initial public offering proceeds will be used for this purpose. We have allocated approximately $372,000 in 2004 for marketing costs associated with the first stage of our rollout strategy;

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

        On March 16, 2004 we entered into a private placement transaction with an institutional investor in the amount of $7.5 million. The investment was in the form of an 18 month 2% Convertible Note, or Note, convertible into shares of Class A common stock at a conversion rate of $9 per share, at the option of the investor. In addition, we issued to the investor warrants to purchase 166,667 shares of our Class A common stock at an exercise price of $8.75 per share. On April 8, 2004, we entered into a settlement agreement and release with the investor pursuant to which we repaid the investor the sum of $7.5 million without penalty, interest, redemption premium or any other premium or penalty, plus an expense reimbursement in the amount of $15,000. In consideration of this repayment, the investor surrendered the Note and warrants and terminated all other agreements entered into in connection with the private placement transaction.

        In connection with the this transaction, we paid approximately $600,000 in fees to various third parties. These fees were not refunded when we repaid the investor. See "Recent Events"—"Unwinding of March 16, 2004 Private Investment In Public Equity" for further information. These fees were recorded as an expense in the first quarter ended March 31, 2004.

        If there are adverse developments in the lawsuits against us, or resolution of our regulatory matters with the SEC and the FDA takes longer than we expect, our capital resources could be adversely affected. Moreover, we may need to change the amount of net proceeds from our initial public offering that will be used for any particular purpose to the extent that management determines that such change is advisable. If that becomes necessary, the Company may require additional capital to finance the business plan underlying or related to that particular purpose. However, there can be no assurance that additional capital, if needed, will be available on terms acceptable to the Company, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, will likely include restrictive covenants and provide for security interests in the Company's assets. The failure of the Company to raise capital on acceptable terms when needed could have a material adverse effect on the Company.

 ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

        Management's Discussion and Analysis of Financial Condition and Results of Operations should be read together with our financial statements and related notes included elsewhere in this Annual Report on Form 10-KSB/A. This Annual Report on Form 10-KSB/A, including the following discussion, contains trend analysis and other forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements in this Annual Report on Form 10-KSB/A that are not statements of historical facts are forward-looking statements. These forward-looking statements are based on a number of assumptions and involve risks and uncertainties. Actual results may differ materially from those set forth in such forward-looking statements as a result of factors set forth elsewhere in this Annual Report on Form 10-KSB/A, including under "Risk Factors."

Overview

        We began our operations in January, 2001, as a division of BioChemics, a biopharmaceutical company engaged in the development of transdermal and topical drug delivery systems. In January 2003, we incorporated in Delaware and became an independent subsidiary of BioChemics, focused on the further commercialization of our existing OTC products and the development of new OTC product candidates. We continue to rely on BioChemics to provide us with administrative support services, manufacturing and product development services and VALE and PENtoCORE technology licenses.

        On December 15, 2003, we completed an initial public offering of 1,667,500 shares of our Class A common stock (5,002,500 on a post-split basis) at a price of $5.00 per share ($1.67 on a post-split basis), raising approximately $6.4 million, net of issuance costs. Effective March 5, 2004, we completed a 200% stock dividend to holders of record of both our Class A and B common stock on February 23, 2004. Except where noted, all share and per share information contained in this Annual Report on Form 10-KSB/A have been adjusted to reflect the effects of this dividend.

        The development and test marketing of our three primary products has been completed. Each of these products use PENtoCORE topical formulations. These products are:

  •
  Athlete's Relief—an OTC external analgesic designed to provide temporary relief from the muscle and joint pain associated with athletic activity; and

  •
  Osteon—an OTC external analgesic designed to provide temporary relief from the muscular-skeletal pain associated with arthritis; and

  •
  Termin8—an OTC antifungal lotion designed to effectively treat athlete's foot (formerly branded under the name deFEET®).

        We license the Osteon and PENtoCORE trademarks under our amended license agreement with BioChemics. In addition, we have applied for U.S. trademark protection for the mark "Termin8."

        In mid to late 2003, we decided to rebrand and distribute our deFEET line of products under the name Termin8. We decided to rebrand deFEET because we needed more flexibility than was afforded to us under our April 20, 2002 settlement and license agreement with DeFeet International Inc. DeFeet International Inc., an independent company, claimed early in 2002 that it had started to use the "deFeet" name before our trademark date. As a condition of our settlement with DeFeet International, we transferred our registered trademark "deFEET" to DeFeet International. The formulation of Termin8 is identical to that of deFEET

        In 2003 and 2002, substantially all of our gross revenue was generated from a test marketing program with a small number of customers, the largest being Walgreens. During the years ended 2003 and 2002, sales to Walgreens accounted for approximately 86% and 66%, respectively, of our gross revenues. Walgreens and Eckerd drug stores collectively, accounted for approximately 98% of our 2001 gross revenue.

        We have suspended the marketing and sale of Athlete's Relief, Osteon and Termin8 until we are reasonably sure that the marketing of these products is consistent with the FDA's requirements and policies. We anticipate that our marketing and sale of these products under revised labeling will resume by the end of 2004, although there is no guarantee of this.

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

        Since BioChemics provides us with administrative and managerial support, our results of operations include allocations of certain BioChemics expenses, such as centralized accounting, data processing, utilities, office space rental, supplies, telephone and other BioChemics corporate services and infrastructure costs. These expenses have been charged back to us as a management fee. We recorded approximately $122,073, $135,600 and $114,150 in these related-party fees in 2003, 2002 and 2001, respectively. In addition, in 2003, other operational charges of approximately $518,200 were paid by BioChemics to third parties on our behalf. Approximately $428,700 of this amount was reimbursed to BioChemics upon the closing of our initial public offering. The remaining balance of approximately $89,500 was outstanding at December 31, 2003. The expense allocations have been determined on the basis that we and BioChemics consider to be reasonable reflections of the utilization of services provided for the benefit received by us. The financial information included herein for 2002 and 2001 may not reflect our financial position, operating results, changes in stockholder's equity and cash flows in the future or what they would have been had we been a separate stand-alone entity during those years presented. However, we believe that these results would not be significantly different.

Critical Accounting Policies

        Revenue Recognition—The Company recognizes revenue from product sales in accordance with generally accepted accounting principles in the United States, including the guidance in Staff Accounting Bulletin, or SAB, No. 104 "Revenue Recognition" which supercedes SAB No. 101 "Revenue Recognition in Financial Statements" and Statement of Financial Accounting Standards, or SFAS, No. 48, "Revenue Recognition When Right of Return Exists."

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

        Stock-based Compensation—As part of our compensation programs offered to our employees, we grant stock options. We grant stock options to employees based on the fair value of the Class A common stock at the grant date. As allowed under SFAS No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," we have adopted the disclosure-only requirements of these accounting standards. Accordingly, we do not recognize stock-based compensation expense for stock options granted to employees at their fair value. See Notes 2 and 6 to our financial statements for the impact on earnings had we fully adopted SFAS 123 and 148.

        Off-Balance Sheet Arrangements—We do not have off-balance sheet arrangements, financings or other relationships with unconsolidated entities known as "special purpose entities."

        Cost of Sales—Our costs of sales primarily consist of manufacturing costs charged by outside contractors including BioChemics which, pursuant to our development and manufacturing agreement charges us the cost of such development and manufacturing plus 10%. We expect to continue to use outside contract manufacturers for the production of our products. As a result, all of our inventory balances are in the form of finished goods and direct labor initiatives are minimal.

        Marketing, Advertising and Promotion Expenses—Our marketing, advertising and promotion expenses include such costs of print, Internet and radio advertising, costs associated with our attendance and presentation at industry tradeshows and other marketing and sales programs.

Outlook for 2004

        In December 2003, we received approximately $6.4 million, net of issuance costs, in proceeds from our initial public offering. Please see "Recent sales of Unregistered and Registered Securities" for further information on the allocation of these proceeds.

        On March 16, 2004 we entered into a private placement transaction with an institutional investor in the amount of $7.5 million. The investment was in the form of an 18 month 2% Convertible Note, or Note, convertible into shares of Class A common stock at a conversion rate of $9 per share, at the option of the investor. In addition, we issued to the investor warrants to purchase 166,667 shares of our Class A common stock at an exercise price of $8.75 per share. On April 8, 2004, we entered into a settlement agreement and release with the investor pursuant to which we repaid the investor the sum of $7.5 million without penalty, interest, redemption premium or any other premium or penalty, plus an expense reimbursement in the amount of $15,000. In consideration of this repayment, the investor surrendered the Note and warrants and terminated all other agreements entered into in connection with the private placement transaction.

        In connection with this transaction, we paid approximately $600,000 in fees to various third parties. These fees were not refunded when we repaid the investor. See "Recent Events"—"Unwinding of March 16, 2004 Private Investment In Public Equity" for further information. These fees were recorded as an expense in the first quarter ended March 31, 2004.

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

        The SEC's temporary suspension in the trading of our securities has affected our marketing. Immediately upon the initiation of the trading suspension, we ceased marketing and selling our Athlete's Relief, Osteon and Termin8. Marketing and sale of these products has not yet resumed. We anticipate that our marketing and sale of these products will resume by the end of 2004, although there is no guarantee of this. Please review the "Legal Proceedings" section for more detail regarding the trading suspension.

        As discussed in greater detail under "Legal Proceedings", we, and certain of our officers are the defendants in a number of class action lawsuits filed on behalf of purchasers of the Company's Class A common stock during the period December 11, 2003 to March 31, 2004 which allege that the defendants violated the federal securities laws by allegedly failing to make accurate and complete disclosures concerning the Company, its financial condition, its business operations and future prospects, the clinical trial and endorsement of the Company's Termin8 anti-fungal product (previously known as "deFEET") and the institutional demand for the Company's securities. Accordingly, the costs of defending these cases and providing indemnification to our directors and officers may be substantial. However, because of the uncertainty of estimating the potential financial statement impact of any of these actions with any reasonable degree of accuracy, at this time the Company has not reserved for any potential liability or costs that may arise as a result of this litigation except for the $200,000 insurance deductible that we reserved as of March 31, 2004. While the cases are in very preliminary stages and the outcomes are not predictable, if a substantial amount is payable by the Company and is not reimbursed through applicable insurance policies, this will have material adverse effect on the Company's financial position and liquidity. There can be no assurance that the Company's insurer will admit liability to reimburse the Company with respect to any of the claims asserted in any of the litigation against the Company.

        In light of the discussion set forth under "Recent Events", we have suspended the sale and marketing of our products until all outstanding matters have been addressed to the satisfaction of the SEC and until we are reasonably sure that the marketing and sale of our products is consistent with the FDA's requirements and policies. Accordingly, we are no longer able to provide meaningful guidance on what our 2004 or 2005 revenues will be. Therefore, our projections of March 26, 2004 should not be relied on for any purpose.

        If and when we resume marketing, we anticipate executing our marketing and sales strategy in two phases. We believe that this two-phase approach is the most efficient and cost-effective manner to quickly bring our products to the marketplace.

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

        In January 2004, we executed our first strategic alliance with Ortho Distribution Inc., or ODI, a wholly owned subsidiary of OrthoRehab, Inc. of Tempe, Arizona. OrthoRehab has an extensive distribution network, across the United States and in approximately 50 other countries. We and ODI expect to launch product through ODI's distribution network by the end of 2004. However, there can be no assurance that this alliance will continue, or if continued, that it will be successful.

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

        In addition to our focus on the strategic alliance model as the first stage of our rollout strategy, we also intend to pursue opportunities to launch our products into retail market chains, but not before 2005. We believe that because retail sales efforts typically require large economic outlays and long sales cycles, they produce less of an immediate impact on operations than strategic alliances. Therefore, we have categorized this as part of the second phase of our rollout strategy. In January 2004, we appointed Commotion LLC of Golden, Colorado, a strategic product marketing company, to assist us in establishing direct brand recognition and strategic retail rollout for our products. Our plan is focused on the systematic rollout of our current products into major retail and drug store chains, select independent pharmacies and nontraditional channels, including multilevel marketing, direct marketing, web-sites and catalogues. However, a result of the cessation of the marketing and sale of our products following the initiation of the SEC trading suspension on April 1, 2004, and changes in the timing for the retail rollout of our products, we do not anticipate using any of our initial public offering proceeds to fund our advertising, direct mail programs and related promotional activities before 2005. There can be no assurance that any of the initial public offering proceeds will be used for this purpose. Please review the "Recent Sales of Unregistered Securities" section for a full discussion of our marketing plan.

        In accordance with our plan to rebrand deFEET as Termin8 during its test marketing phase, as well as our inability to adequately support an advertising campaign at that time, we removed all deFEET units from the Walgreens' drug store shelves in mid to late 2003. Given that the product rebranding process was at that time in transition, we continued to pay for Walgreens' Coop marketing and advertising through the end of 2003. Termin8 is presently not distributed through Walgreens or any other retail chain. Because immediate opportunities have presented themselves through the strategic alliances discussed previously, securing an arrangement with Walgreens and other major retailers is not an immediate priority at the present time.

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

Years Ended December 31, 2003 and 2002

        Net Revenues—Net revenues decreased approximately 42% to $53,270 for the year ended December 31, 2003 from $91,957 for the year ended December 31, 2002. This decrease was a direct result of our decision to rebrand our athlete's foot product deFEET to Termin8. In response to this decision, in September 2003, Walgreens returned most of the deFEET product that it had in its possession. We recorded approximately $33,000 against our net revenues for 2003 as a result of Walgreens' return of its deFEET products to us. Sales of deFEET to Walgreens represented approximately 86% of our total 2003 net revenues.

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

        Gross Profit—Gross profit as a percentage of net revenues decreased approximately 3% to 56% for the year ended December 31, 2002 from a gross profit of 59% for the year ended December 31, 2001. The decline in gross profit was due to a larger portion of the net revenue being made up of the athlete's foot product, which only carried a per unit gross profit of 35.5% during the year ended December 31, 2002. This gross profit reduction resulted from a promotional price discount of 33% to Walgreens pharmacy retail chain that was test marketing this product.

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

        We received an aggregate of $450,000 in the period between February, 2004 and March, 2004 related to the exercise of warrants during that period by the founder of Commotion LLC, a marketing company that we have closed a marketing agreement with on January 1, 2004. The warrants were issued on January 16, 2004.

        On March 16, 2004 we entered into a private placement transaction with an institutional investor in the amount of $7.5 million. The investment was in the form of an 18 month 2% Convertible Note, or Note, convertible into shares of Class A common stock at a conversion rate of $9 per share, at the option of the investor. In addition, we issued to the investor warrants to purchase 166,667 shares of our Class A common stock at an exercise price of $8.75 per share. On April 8, 2004, we entered into a settlement agreement and release with the investor pursuant to which we repaid the investor the sum of $7.5 million without penalty, interest, redemption premium or any other premium or penalty, plus an expense reimbursement in the amount of $15,000. In consideration of this repayment, the investor surrendered the Note and warrants and terminated all other agreements entered into in connection with the private placement transaction.

        In connection with this transaction, we paid approximately $600,000 in fees to various third parties. These fees were not refunded when we repaid the investor. See "Recent Events"—"Unwinding of March 16, 2004 Private Investment In Public Equity Transaction" for further information. These fees were recorded as an expense in the first quarter ended March 31, 2004.

        We do not expect our marketing efforts with M2G Media and Ortho Distribution, Inc. to provide us with significant revenues or cash flow in 2004.

        In addition, our financial condition has been affected by the administrative costs and legal fees associated with both the SEC and FDA regulatory matters, as well as the preliminary aspects of our pending litigation. Please see "Legal Proceedings" and "Recent Events" for more information on the underlying claims in the lawsuits against us and the SEC's trading suspension. We expect to use our working capital, in part, to defray those costs for the foreseeable future. Nevertheless, we believe we have sufficient cash to execute our business plan through the end of the 2004 fiscal year. However, if there are adverse developments in the lawsuits against us, or resolution of our regulatory matters with the SEC and the FDA take longer than we expect, our capital resources could be adversely affected.

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

ITEM 7. FINANCIAL STATEMENTS

        Our consolidated financial statements and related notes, which are attached to this Annual Report on Form 10-KSB beginning on page 59, are incorporated by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 8A. CONTROLS AND PROCEDURES

        In connection with the preparation and filing of this amended and restated annual report on Form 10-KSB/A, our management, including our chief executive officer and chief financial officer, carried out a new evaluation of the effectiveness of our "disclosure controls and procedures" (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as those controls existed as of December 31, 2003. Based on this evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported properly by our management on a timely basis in order to comply with our disclosure obligations.

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

        We have hired outside counsel expert in FDA regulation and outside counsel expert in SEC regulation. We believe the involvement of these counsel in our reporting process, including the preparation of this 10-KSB/A, is a significant improvement to our disclosure controls and procedures.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        Set forth below is the name, age, position and a brief account of the business experience of each of our executive officers and directors:

Name	Age	Position
John J. Masiz	45	President, Chief Executive Officer and Chairman of the Board
Kevin J. Seifert(1)	43	Vice President, Chief Operating Officer, Director
Stephen G. Carter, Ph.D.	51	Vice President, Chief Scientific Officer, Director
Joseph Frattaroli	42	Vice President, Chief Financial Officer
Bruce A. Shear(2)(3)	48	Director
Brian J. Strasnick, Ph.D.(2)	50	Director
Robert E. Anderson(4)	48	Director
Gary Fromm, Ph.D.	69	Director
William P. Adams, M.D.(4)	57	Director

(1)
Resigned as Vice President and Chief Operating Officer and as a member of the Board of Directors effective June 18, 2004.

(2)
Member of both the Compensation and Audit Committee of the Board of Directors.

(3)
Financial expert to the Audit Committee.

(4)
Member of the Compensation Committee of the Board of Directors.

        John J. Masiz—Mr. Masiz has served as our Chief Executive Officer, President and Chairman of our Board of Directors since our inception. In addition, Mr. Masiz has served as the Chief Executive Officer and Chairman of BioChemics since 1989. From 1987 to 1989, Mr. Masiz managed day-to-day operations of Linsco Financial Group (now named LPL Financial), currently one of the largest private brokerage firms in the United States. From 1985 to 1987, Mr. Masiz was with Coopers & Lybrand. Before joining Coopers & Lybrand, Mr. Masiz served as a financial analyst with Hannaford Bros., Inc., including its Shop & Save and Welby Drug groups. Mr. Masiz is a cum laude graduate of Colby College, with distinction in two majors. He received a Juris Doctorate degree from Suffolk University Law School and is a member of the Massachusetts Bar Association. Mr. Masiz has agreed with the Staff to settle a proposed action by the SEC against him that would prevent him from serving as an officer or director of any public company, including the Company, for a period of five years. If Mr. Masiz is barred from serving as an officer and director of the Company for this five year period, he will be permitted and intends to continue to be an active employee of the Company. If the offer to settle is accepted by the SEC itself, Mr. Masiz would resign as the President and Chief Executive Officer of the Company, as well as the Chairman of the Board of Directors of the Company. Please see "Risk Factors"—"If we fail to attract, train and retain additional highly qualified senior executives and technical and managerial personnel in the near future, our business will suffer".

        Kevin J. Seifert—Mr. Seifert served as our Vice President and Chief Operating Officer from December 2003 until June 18, 2004. Mr. Seifert also served as a member to our Board of Directors from February 2004 until June 18, 2004. Mr. Seifert held various management positions with Becton, Dickinson and Company, a medical technology and manufacturing company, from 1997 to October 31, 2003. From July 2000 until his resignation, Mr. Seifert served as President of Becton, Dickinson's Consumer Healthcare division. In this capacity, Mr. Seifert oversaw global consumer product production and sales for Becton, Dickinson's core business including the diabetes product line. From

1996 to 1997, Mr. Seifert served as Founder and Executive Vice President of Telergy, Inc., a broadband telecommunications service provider. From 1990 to 1996, Mr. Seifert was the Vice President of Marketing and Sales and Investor Relations for Bio-Plexus, Inc., a medical device manufacturer. From 1989 to 1990 Mr. Seifert acted as Vice President of Advanced Pulmonary Technology, Inc., a manufacturer of life support ventilators. From 1985 to 1989, Mr. Seifert was a Product Development Manager for Sage Products, Inc., a manufacturer and developer of medical and healthcare products. Mr. Seifert holds 4 medical device patents. He received his Bachelors of Science degree in Marketing from New Hampshire College in May 1984.

        Stephen G. Carter, Ph.D.—Dr. Carter has served as our Chief Scientific Officer since June 2003. He has served as a member of our Board of Directors since June 2003. From September 1999 to the present, Dr. Carter has also served as Chief Scientific Officer of BioChemics. From April 1998 to September 1999, Dr. Carter was a self-employed consultant in the pharmaceuticals industry. From January 1996 to April 1999, Dr. Carter held the appointment as the Administrative Dean for Research at Harvard Medical School, or HMS, with responsibilities for the funding of all HMS research activities and for initiation and implementation of several new Harvard-wide research programs. From 1988 to 1996, Dr. Carter served in various executive positions with Glaxo/Glaxo Wellcome, including head of U.S. virology research and responsibility for biotechnology and academic alliances in drug delivery and gene therapy/genetics/genomics. From 1986 to 1988, Dr. Carter led a group of scientists and conducted research at the National Cancer Institute—Frederick Cancer Research Facility. From 1985 to 1986, Dr. Carter held an appointment as a research faculty member at the Yale University School of Medicine in the Department of Molecular Biophysics and Biochemistry and as a NIH postdoctoral fellow in Molecular Virology with the Department of Human Genetics at Yale University from 1983 to 1986. Dr. Carter received his Ph.D. from Iowa State University, Department of Biochemistry & Biophysics.

        Joseph Frattaroli—Mr. Frattaroli has served as our Chief Financial Officer since June 2003. From January 2002 through April 2003, Mr. Frattaroli served as an accounting and financial consultant to BioChemics. From April 2000 through December 2001, Mr. Frattaroli was chief financial officer of Getov Machine Incorporated, a machined products manufacturer. From January 1998 through April 2000, Mr. Frattaroli served as managing principal for the EPI group, a consulting firm that provided per diem chief financial officer services as well as tax preparation and compliance services. From March 1993 through January 1998, Mr. Frattaroli served as both an audit manager and tax director for Tucci and Roselli, Certified Public Accountants. From May 1989 through March 1993, Mr. Frattaroli served as tax department manager for Lockheed Martin Corporation. From July 1987 through May 1989, Mr. Frattaroli served as tax compliance specialist for Ernst and Young, certified public accountants. From October 1985 through July 1987, Mr. Frattaroli served as a general program field Revenue Agent for the Internal Revenue Service. Mr. Frattaroli holds a Bachelor of Science Degree in Business Administration from Salem State College and is a certified public accountant licensed in New Hampshire.

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

        Brian J. Strasnick, Ph.D.—Dr. Strasnick has served as a member of our Board of Directors since June 2003. Dr. Strasnick is the founder, Chairman, President and Chief Executive Officer of Willow Laboratories, one of New England's leading drug testing facilities. Dr. Strasnick has served that company since September 1995. Dr. Strasnick has provided behavioral healthcare and pharmacological services as a practitioner for over 18 years. His educational background is in pharmacology and psychology with an emphasis in substance abuse treatment. A nationally recognized expert, Dr. Strasnick has lectured throughout the country as a former national visiting professor for a large pharmaceutical company. He has extensive experience in pharmacology and metabolism of prescription medications and their effects on drug testing. Dr. Strasnick is a diplomat of the American College of Forensic Examiners as well as a fellow of the College of Pharmacological and Apothecary Sciences. Dr. Strasnick also serves on the Board for the Drug and Alcohol Testing Industry Association, or DATIA.

        Robert E. Anderson—Mr. Anderson has served as a member of our Board of Directors since June 2003. From January 1998 to the present, Mr. Anderson has been a self-employed consultant and investor. From January 1995 to December 1997, he served as a senior managing director at Furman Selz LLC a financial services firm. From March 1989 to November 1994, Mr. Anderson was a senior vice president with Lehman Brothers. From September 1982 to March 1989, he was a vice president with Goldman Sachs. Mr. Anderson received his A.B. in Economics from Brown University in 1978 and an MBA with Distinction from Harvard Business School in 1982.

        Gary Fromm, Ph.D.—Dr. Fromm has been a member of our Board of Directors since June 2003. Dr. Fromm now serves as Chairman and has served as a Director of IDC Financial Publishing, a leading analyst of government reporting financial institutions, since 1983. He has served as a Director to Sky Capital Enterprises, Inc. and Sky Capital Holdings Limited, financial services firms since April 2003. He has served as Chairman of the Board of Sky Capital UK Limited a financial services firm since July 2003. Dr. Fromm has also served as a Director of Global Secure Holdings, Inc. since February of 2003 and as a director of Neoterik Health Technologies, Inc. since 1984. Dr. Fromm is also founder and president of Investment Intelligence Systems Corporation and its successor, Unisheet Limited, computer software companies, and co-founder of Data Resources, a market data distribution company. Dr. Fromm holds an A.M. and a Ph.D. in Economics from Harvard University, an M.S. in Industrial Management from M.I.T. and a B.M.E. in Mechanical Engineering from Cornell University.

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

        John J. Masiz and Dr. Stephen G. Carter are also directors and executive officers of BioChemics and Robert E. Anderson is a director of BioChemics. BioChemics has no other directors. Kevin J. Seifert served as a director of BioChemics from February 2004 until April 8, 2004. Currently, Dr. Carter spends approximately 30% of his business time on behalf of Vaso Active. We expect that he will spend the balance of his respective business time on behalf of BioChemics. Mr. Masiz currently spends approximately 70% of his business time on behalf of Vaso Active and the remainder of his time with BioChemics. When Mr. Masiz resigns as an officer and director of BioChemics, he will be permitted, and intends, to continue to be an active employee of the Company and we expect that Mr. Masiz will continue to spend approximately 70% of his business time on behalf of Vaso Active, with the remainder of his business time spent with BioChemics.

Code of Ethics

        We have adopted a code of ethics in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and related rules established by the SEC. The code of ethics establishes guidelines to be followed by our principal executive officer, who is our Chief Executive Officer, and our senior financial officers. Currently our Chief Financial Officer is our only senior financial officer under the code of ethics. In the event that we appoint a treasurer, controller, or other officer who is principally responsible for our accounting, such employees will automatically be deemed senior financial officers. In addition, our audit committee may, from time to time, change the officers designated as senior financial officers. Compliance is mandatory for those employees subject to our code of ethics. Waivers or amendments to this code will be disclosed to the public, and filed with the SEC, on Form 8-K. We filed as an exhibit to our Annual Report on Form 10-KSB a copy of our code of ethics on March 26, 2004.

Section 16(a) Beneficial Ownership Reporting Compliance

        The Securities Exchange Act of 1934, as amended, requires the Company's executive officers and Directors, and any persons owning more than 10% of a class of the Company's stock, to file certain reports of ownership and changes in ownership with the SEC.

        To the best of our knowledge, all reports required by Section 16(a) of the Exchange Act to be filed by our Directors, officers and 10% or greater stockholders during the year ended December 31, 2003 were filed on time with six exceptions. Dr. Brian J Strasnick, a Director, and Mr. John J. Masiz, Chairman and Chief Executive Officer, inadvertently filed their initial Form 3s a day late. Mr. Masiz, Mr. Joseph Frattaroli, Chief Financial Officer, Mr. Kevin J. Seifert, former Vice President and Chief Operating Officer and Dr. Stephen G. Carter, Chief Scientific Officer all inadvertently filed their Form 4s, regarding beneficial ownership created through the issuance of employee stock options, late.

        The above information is to our knowledge based on a review of copies of the reports furnished to us and representations of our officers, Directors and stockholders owning more than 10% of the Company's Class A common stock.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

        The following table shows the annual and long-term compensation paid by the Company for the fiscal year ended December 31, 2003 to our Chief Executive Officer and other executive officers. We refer to these individuals collectively as the Named Officers.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards(3)	Securities Under Option
John J. Masiz(1) Chief Executive Officer and President	2003	$94,792	—	—	—	300,000
Kevin J. Seifert(2) Vice President and Chief Operating Officer	2003	$—	$150,000	—	—	225,000
Dr. Stephen G. Carter(1) Chief Scientific Officer	2003	$75,833	—	—	—	225,000

(1)
Represents the compensation for the period from June 16, 2003 (the effective date of Mr. Masiz's and Dr. Carter's respective employment agreements with the Company) through December 31,

  2003. In 2004, Mr. Masiz will receive an annual salary of $175,000 and Dr. Carter will receive an annual salary of $140,000. The Company expects that Mr. Masiz will spend approximately 70% of his business time on behalf of the Company and that Dr. Carter will spend approximately 30% of his business time on behalf of the Company. The Company expects that Mr. Masiz and Dr. Carter will spend the balance of their respective business time on behalf of BioChemics.

(2)
Mr. Seifert waived his base salary for the period from December 1, 2003 through December 31, 2003. Mr. Seifert resigned from the Company as its Vice President and Chief Operating Officer and as a member of the Board of Directors effective June 18, 2004.

(3)
There have been no restricted stock awards owned by or granted to any person.

Stock Option Grants

        The following table provides information about (i) the stock options granted to Named Officers during the fiscal year ended December 31, 2003 and (ii) the aggregated number and value of options exercisable and unexercisable by the Named Officers as of December 31, 2003.

NAME	NUMBER OF SECURITIES UNDERLYING OPTIONS GRANTED(1)	PERCENT OF TOTAL OPTIONS GRANTED TO EMPLOYEES IN FISCAL YEAR	EXERCISE PRICE ($/SH)	EXPIRATION DATE
John J. Masiz	300,000	35.7%	$1.83	December 15, 2008
Kevin J. Seifert(2)	225,000	26.8%	$1.67	December 15, 2013
Dr. Stephen G. Carter	225,000	26.8%	$1.67	December 15, 2013
Joseph Frattaroli	90,000	10.7%	$1.67	December 15, 2013

(1)
The options were granted under the Company's 2003 Stock Incentive Plan. The number of shares and exercise price of all grants made to employees were adjusted to reflect the March 5th stock dividend. 50% of the options granted to Mr. Masiz and Dr. Carter vested on February 13, 2004 and 25% will vest on each of the first and second anniversaries of the grant. 25% of the options granted Mr. Seifert vested on February 13, 2004, and 25% will vest on each of the first, second and third anniversaries of the grant. One-third of the options granted to Mr. Frattaroli will vest on each of the first, second and third anniversaries of the grant. The Board of Directors approved the granting of these options at their Board of Directors' meeting on January 8, 2004.

(2)
25% of the options granted to Mr. Seifert vested on February 13, 2004. The remaining 75% of Mr. Seifert's options were voided effective June 18, 2004, the date of his resignation from the Company as its Vice President and Chief Operating Officer and as a director. He has until July 18, 2004 to exercise his vested options.

 EMPLOYMENT AGREEMENTS

        We entered into an employment agreement with Mr. Masiz, effective as of June 16, 2003, which provides for his employment as President and Chief Executive Officer, and nomination to the Board, through June 30, 2008. The agreement is automatically renewed for successive two year terms thereafter unless terminated earlier by either party in accordance with the terms and conditions of the employment agreement. The agreement provides for an annual salary of $175,000 per year, subject to yearly merit and performance-based bonuses to be granted in such amounts as may be determined by the Compensation Committee in its discretion. If we terminate Mr. Masiz without cause, he is entitled to his base salary for 12 months following the time of termination. If we terminate Mr. Masiz following a change of control, we are obligated to pay him a lump sum equal to 200% of his salary as in effect at the time of such termination plus a pro-rata portion of any performance-based bonus, assuming that all 100% of the applicable performance targets for the relevant fiscal year had been achieved. For the purposes of his agreement, a change of control occurs if one person or entity acquires control of 30% or more of our voting common stock, there is a change of control in the Board, we sell all, or substantially all, of our assets, or we are the non-surviving party in a merger.

        If, as discussed under Item 9, Mr. Masiz is prevented from serving as an officer or director of our Company, we expect to amend his employment agreement in certain respects, to comply with the terms of any resolution that he may conclude with the SEC, but without any reduction in his annual salary as a continuing active employee of the Company.

        We entered into an employment agreement with Dr. Carter, effective as of June 16, 2003, which provides for his employment as Chief Scientific Officer, and nomination to the Board, through June 30, 2008. The agreement is automatically renewed for successive two year terms thereafter unless terminated earlier by either party in accordance with the terms and conditions of the employment agreement. The agreement provides for an annual salary of $140,000 per year, subject to yearly merit and performance-based bonuses to be granted in such amounts as may be determined by the Compensation Committee in its discretion. If we terminate Dr. Carter without cause, he is entitled to his base salary for 12 months following the time of termination. If we terminate Dr. Carter following a change of control, we are obligated to pay him a lump sum equal to 200% of his salary as in effect at the time of such termination plus a pro-rata portion of any performance-based bonus, assuming that all 100% of the applicable performance targets for the relevant fiscal year had been achieved. For the purposes of his agreement, a change of control occurs if one person or entity acquires control of 30% or more of our voting common stock, there is a change of control in the Board, we sell all, or substantially all, of our assets, or we are the non-surviving party in a merger.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth information on the beneficial ownership of the Company's Class A and Class B common stock as of July 19, 2004, for each person or group of affiliated persons, whom management knows to beneficially own more than 5% of either class of our common stock or control more than 5% of the votes eligible to be cast at our Annual Meeting. The table also lists the same information for the Company's Directors and those executive officers named in "Executive Compensation", individually and as a group.

        Beneficial ownership is determined in accordance with SEC rules. To the Company's knowledge, except as indicated by footnote, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Options to purchase shares of common stock that are exercisable within 60 days of July 19, 2004 are deemed to be beneficially owned by the person holding such options for the purpose of computing their ownership, but are not treated as outstanding for the purpose of computing the ownership of any other person. Applicable percentage of beneficial ownership is based on 5,828,604 shares of Class A common stock and 4,500,000 shares of Class B common stock outstanding as of July 19, 2004. Unless otherwise indicated in the footnotes, the address of each listed stockholder is: c/o Vaso Active Pharmaceuticals, Inc., 99 Rosewood Drive, Suite 260, Danvers, MA 01923.

Class A common stock

Name of Beneficial Owner(1)	Number of Shares Beneficially Owned(1)	Percent of Class
John Masiz(2)	4,650,000	44.4%
BioChemics(3)	4,500,000	43.6%
Kevin J. Seifert(4)	56,250	1.0%
Stephen G. Carter, Ph.D.(5)	112,500	1.9%
Brian Strasnick, Ph.D.(6)	79,233	1.4%
Robert Anderson(7)	51,000	*
Bruce A. Shear(8)	15,000	*
Gary Fromm, Ph.D.(9)	15,000	*
William P. Adams, M.D.(10)	15,000	*
All directors and executive officers as a group (nine persons)(11)	4,993,983	*

Class B common stock

Name of Beneficial Owner(1)	Number of Shares Beneficially Owned(1)	Percent of Class Outstanding
John Masiz(12)	4,500,000	100%
BioChemics(13)	4,500,000	100%
All directors and executive officers as a group (nine persons)	4,500,000	100%

*
Less than 1% of the outstanding Class A common stock.

(1)
The persons listed in the tables own of record the shares of the Company's Class A common stock and Class B common stock listed opposite their respective names, and have sole voting and investment power with respect to such shares of common stock, unless otherwise indicated.

(2)
Mr. Masiz's ownership consists of 4,500,000 shares of Class B common stock which are convertible at any time into shares of Class A common stock on a share-for-share basis and 150,000 shares of Class A common stock subject to currently exercisable options. All of the 4,500,000 shares of Class B common stock deemed beneficially owned by Mr. Masiz are held of record by BioChemics. Mr. Masiz has sole beneficial ownership of 85.7% of BioChemics and has the voting power to elect all of its directors. Mr. Masiz disclaims beneficial ownership of all shares listed as beneficially owned by BioChemics except to the extent of his pecuniary interest therein. Of the aggregate 4,500,000 shares of Class B common stock deemed beneficially owned by Mr. Masiz, all of such shares are also deemed beneficially owned by BioChemics. As a result of the Class B common stock having three votes per share, as of July 19, 2004, Mr. Masiz beneficially owned shares representing approximately 70% of the combined voting power of the outstanding common stock of the Company.

(3)
BioChemics has sole voting and investment power with respect to the 4,500,000 shares of Class B common stock held of record by BioChemics. All the aggregate 4,500,000 shares of Class B common stock held of record and beneficially owned by BioChemics are also deemed beneficially owned by Mr. Masiz due to his control of BioChemics. As a result of the Class B common stock having three votes per share, as of July 19, 2004, BioChemics beneficially owned shares representing approximately 70% of the combined voting power of the outstanding common stock of the Company.

(4)
Mr. Seifert resigned from the Company as its Vice President and Chief Operating Officer and as a director, effective June 18, 2004. He has until July 18, 2004 to exercise his options. If unexercised at this time, the options will expire and be void.

(5)
Dr. Carter's ownership consists of 112,500 shares of Class A common stock subject to currently exercisable options.

(6)
Dr. Strasnick's ownership consists of 15,000 shares of Class A common stock subject to currently exercisable options and 64,233 shares of Class A common stock acquired by the conversion of a convertible note which converted automatically on the Company's initial public offering.

(7)
Mr. Anderson's ownership consists of 15,000 shares of Class A common stock subject to currently exercisable options and 36,000 shares of Class A common stock purchased in open market transactions.

(8)
Mr. Shear's ownership consists of 15,000 shares of Class A common stock, subject to currently exercisable options.

(9)
Dr. Fromm's ownership consists of 15,000 shares of Class A common stock, subject to currently exercisable options.

(10)
Dr. Adams' ownership consists of 15,000 shares of Class A common stock, subject to currently exercisable options.

(11)
The ownership of the executive officers as a group consists of 4,500,000 shares of Class B common stock, which are: (i) held by BioChemics, (ii) attributed to Mr. Masiz and (iii) convertible at any time into shares of Class A common stock on a share-for-share basis. The group's remaining ownership is as described in footnotes 4-10.

(12)
Mr. Masiz's ownership consists of 4,500,000 shares of Class B common stock which are convertible at any time into shares of Class A common stock on a share-for-share basis. All of the 4,500,000 shares of Class B common stock deemed beneficially owned by Mr. Masiz are held of record by BioChemics. Mr. Masiz has sole beneficial ownership of 85.7% of BioChemics and has the voting power to elect all of its directors. Mr. Masiz disclaims beneficial ownership of all shares listed as beneficially owned by BioChemics except to the extent of his pecuniary interest therein. Of the aggregate 4,500,000 shares of Class B common stock deemed beneficially owned by Mr. Masiz, all of such shares are also deemed beneficially owned by BioChemics. As a result of the Class B common stock having three votes per share, as of July 19, 2004, Mr. Masiz beneficially owned shares representing approximately 70% of the combined voting power of the outstanding common stock of the Company.

(13)
BioChemics has sole voting and investment power with respect to the 4,500,000 shares of Class B common stock held of record by BioChemics. All the aggregate 4,500,000 shares of Class B common stock held of record and beneficially owned by BioChemics are also deemed beneficially owned by Mr. Masiz. As a result of the Class B common stock having three votes per share, as of July 19, 2004, BioChemics beneficially owned shares representing approximately 70% of the combined voting power of the outstanding common stock of the Company.

        The following table sets forth information we know with respect to the beneficial ownership of the common stock of BioChemics as of July 19, 2004, by our Directors and executive officers, individually and as a group. Options to purchase shares of BioChemics common stock that are exercisable within sixty days of July 19, 2004, are deemed to be beneficially owned by the person holding such options for the purpose of computing ownership of such person, but are not treated as outstanding for the purpose of computing the ownership of any other person. None of our Directors or executive officers is the beneficial owner of any other class of equity securities of BioChemics.

BioChemics Common Stock

Name of Beneficial Owner(1)	Number of Shares Beneficially Owned(1)	Percent of Class Outstanding
John J. Masiz(2)	5,263,749	85.7%
Stephen G. Carter, Ph.D.(3)	275,000	4.7%
Joseph Frattaroli(4)	405,000	7.3%
Bruce A. Shear	—	—
Brian J. Strasnick, Ph.D.	—	—
Robert E. Anderson(5)	198,082	3.4%
Gary Fromm, Ph.D.	—	—
William P. Adams, M.D.	—	—
All directors and executive officers as a group (eight persons)	6,141,831	91.1%

(1)
The persons listed in the tables own of record the shares of BioChemics common stock listed opposite their respective names, and have sole voting and investment power with respect to such shares of common stock, unless otherwise indicated.

(2)
Consists of 4,676,000 shares of the BioChemics common stock held directly by Mr. Masiz, 224,000 shares subject to currently exercisable options and 363,749 shares currently issuable on the conversion of promissory notes.

(3)
Consists of 275,000 shares of BioChemics common stock subject to currently exercisable options.

(4)
Consists of 225,000 shares of BioChemics stock owned directly by Mr. Frattaroli, and 180,000 shares of BioChemics common stock owned by a corporation in which Mr. Frattaroli has a 50% interest.

(5)
Consists of 198,082 shares of BioChemics common stock issuable on the conversion of a promissory note.

        Please see footnote 6 to our financial statements for information regarding our equity compensation plans.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Relationship with BioChemics

        BioChemics, Inc. owns all the Company's Class B common stock. Because our Class B common stock has three votes per share, BioChemics controls 70% of the total votes outstanding. Our President, Chairman and Chief Executive Officer John Masiz is also the Chief Executive Officer, President and controlling stockholder of BioChemics.

Policy on Related Party Transactions

        The Company has a policy to the effect that any transactions between it and its officers, Directors, principal stockholders and affiliates be on terms no less favorable to the Company than could reasonably be obtained in arms' length transactions with independent third parties, and that any such transaction also be approved by a majority of our outside independent Directors disinterested in the transaction. In addition, under our Code of Ethics for the Principal Executive Officer and Senior Financial Officers, all related-party transactions must be reviewed and approved by the Audit Committee of our Board of Directors.

Private Placement of Securities

        Through a private placement transaction which closed in April 2003, we issued subordinated 10% convertible pay-in-kind promissory notes in the aggregate principal amount of $500,000 to accredited investors. These notes converted into our Class A common stock on the consummation of our initial public offering at $2.50 per share (before giving effect to the 200% stock dividend issued on March 5, 2004). At consummation of our initial public offering, we issued approximately 200,371 shares of our Class A common stock to the holders of these notes.

        In this private placement transaction, we issued notes in the principal amount of $50,000 to Dr. Brian J. Strasnick, one of our directors. As a result, we issued approximately 21,400 shares of our Class A common stock to Dr. Strasnick upon conversion of his notes in December 2003. Because of the March 5th stock dividend, Dr. Strasnick now holds 63,233 shares as a result of the his note's conversion. Please see Ownership of Certain Beneficial Owners and Management for more details.

License Agreement

        We have entered into a license agreement with BioChemics under which we have a worldwide, irrevocable, exclusive right to use and practice its VALE patents and the PENtoCORE technology to sell, market and commercialize all products that (i) utilize and incorporate the BioChemics' patents and know-how; (ii) are classified by the FDA as "over-the-counter products", and (iii) require less than $1 million of clinical development. Specifically excluded from the license are certain diabetic neuropathy products developed by BioChemics, which were the subject of a clinical study, conducted at the Beth Israel Deaconess—Joslin Foot Center Center in Boston. We believe this license covers all our current products and product candidates.

        In exchange for the granting of the license, we issued 1,500,000 shares of our Class B common stock to BioChemics as a license fee with a deemed value equal to the par value of such shares or $150. These shares were issued in 2003, before our March 5, 2004 stock dividend. After the stock dividend, BioChemics holds 4,500,000 shares of our Class B common stock. This was a one-time license fee and there are no royalties payable to BioChemics under the license agreement.

        Pursuant to the terms of the license agreement, BioChemics retains all rights to use and practice the patents for all purposes with respect to non-OTC products, including prescription pharmaceuticals and pet products. Any improvements to the patents remain the property of BioChemics, but to the extent that any such improvements relate to products and product candidates, the improvements are licensed to us on the same terms as the initial license under the license agreement. Maintenance of the patent filings remains the responsibility of BioChemics, although we maintain the right under the license agreement to make any required filings at BioChemics' expense in the event that such filings are not made on a timely basis by BioChemics.

        BioChemics is also party to a settlement agreement and license with De Feet International, Inc., dated April 20, 2002, whereby De Feet International, Inc. granted a non-exclusive, non-transferable and non-assignable license to BioChemics to use the "deFEET" trademark throughout the United States in connection with the manufacture, advertisement, promotion, distribution and sale of athlete's foot preparations. Pursuant to the settlement agreement and license with De Feet International, Inc., BioChemics is required to remit to De Feet International, Inc. a royalty equal to 5% of all gross sales by BioChemics of products using the deFEET trademark. The royalty is capped at an annual maximum amount of $50,000. Effective January 1, 2003, all sales of deFEET-branded product have been made by BioChemics. BioChemics makes these royalty payments to De Feet International, Inc. in connection with such sales, and in accordance with the settlement agreement and license. As a result of the rebranding of the deFEET product, we expect royalties payable under this settlement agreement to be insignificant in 2004 and beyond.

        Pursuant to an amendment to the license agreement, dated July 2, 2003, the trademarks Osteon and PENtoCORE, together with the goodwill associated with each mark, were licensed to us by BioChemics. In addition, BioChemics assigned to us its ownership of any and all revenue associated with the sale, commercialization and marketing of deFEET by BioChemics and we agreed to be responsible for all expenses related to these revenues, including the royalty payments payable by BioChemics to DeFeet International, Inc. Pursuant to the terms of the amendment to license agreement, the nature and quality of all services rendered in connection with the Osteon and PENtoCORE marks remain under the control of BioChemics.

        The term of the licensing agreement extends through the date of the last BioChemics' patent to expire. With respect to the portions of the licensing agreement that do not apply to a BioChemics patent or patent application, this agreement extends though February 2013. The licensing agreement can be automatically renewed for successive two-year terms for the non-patent technology unless otherwise terminated by us pursuant to the license agreement. We have the right to terminate the license agreement for any reason and without cause upon 90 days written notice of termination to BioChemics.

Manufacturing and Development Agreement

        In August 2003, we entered into a manufacturing and development agreement with BioChemics with respect to the ongoing research, manufacturing and development of our products and product candidates. Under this agreement, BioChemics will research, develop and manufacture products for us pursuant to specific purchase orders submitted by us from time to time. BioChemics will charge us a development and manufacturing fee at a rate of cost plus 10%. In the event that (i) BioChemics materially fails to meet our product orders for a period of more than three consecutive months; (ii) BioChemics commits an anticipatory breach of the manufacturing and development agreement; (iii) a force majeure event occurs which we reasonably believes will affect BioChemics' ability to supply and meet our products requirements for a period of at least three months; or (iv) any of BioChemics' manufacturers are non-compliant with the regulations required to manufacture the products are unable to cure such non-compliance, we may qualify and engage at our discretion, other suppliers and manufacturers as we deem necessary to ensure uninterrupted supply of our products.

        The manufacturing and development agreement has an initial term of five years. It is automatically renewable for an additional period of 12 months unless earlier terminated. Either party may terminate the agreement upon a material breach by the other party by giving the breaching party three months to cure the breach. In event of termination, transition will be conducted in such a manner as to not cause inconvenience to either party. Termination by BioChemics for any reason, except for non-payment, shall not be effective until the Company has located and arranged for continuation of the manufacturing of its products with another supplier on terms commercially reasonable to the Company, provided however, that the Company shall have no longer than two years from the date of the notice of termination from BioChemics to make such arrangements.

Office Space, Administrative Services and Financial Support

        Currently, we share our principal corporate office space with BioChemics in Danvers, Massachusetts. Our principal corporate offices accommodate our operational, selling, marketing and administrative needs. The lease for this office space is held by BioChemics. Although we do not have a formal lease agreement with BioChemics, we pay approximately $1,800 per month in rent to BioChemics for our office space. We anticipate that this arrangement will continue at least through the end of 2004. In addition, BioChemics provides us with back office support and corporate management services. Allocations of BioChemic's expenses for centralized accounting, data processing, utilities, office space rental, supplies, telephone and other corporate services and infrastructure are charged back to us as a management fee. These amounts were approximately $122,073, $135,600 and $114,150 for the years ended December 31, 2003, 2002 and 2001 respectively.

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

Registration Rights Agreement

        We have entered into a registration rights agreement with BioChemics under which we have granted to BioChemics, or its permitted transferees, as holders of shares of Class A common stock issuable upon conversion of the Class B common stock held by BioChemics, rights with respect to registration of these shares under the Securities Act of 1933. Subject to limitations set forth in the registration rights agreement, holders of the securities may require us, at our expense, to file one registration statement under the Securities Act with respect to the public resale of the securities. With the exception of this offering, if we propose to register any of our securities under the Securities Act, either for our own account or for the account of other security holders, BioChemics or its permitted transferees are entitled to notice of the registration and are entitled, subject to certain conditions and limitations, to include, at our expense, their shares in the registration. Notwithstanding the foregoing, BioChemics has agreed with Kashner Davidson Securities Corp., on behalf of the underwriters of our initial public offering, not to exercise its registration rights for a period of two years from the date of this prospectus without the consent of Kashner Davidson Securities Corp. All registration expenses, as specified in the registration rights agreement, must be borne by us and all expenses relating to the sale of the securities registered must be borne by BioChemics or the other holder of the securities being registered.

Other Transactions with BioChemics

        BioChemics made cash contributions to our capital in 2001, 2002 and 2003 to cover our deficits incurred during those years. These contributions totaled $1,040,395 in 2001, $446,862 in 2002, and $518,200 in 2003. We do not anticipate receiving further financing from BioChemics.

        In the fiscal year ended December 31, 2003, we incurred management fees payable to BioChemics of approximately $122,073 and also incurred operational charges of approximately $518,200 that had been paid by BioChemics to third parties on our behalf. Of these amounts, $89,500 of the operational charges remained outstanding at December 31, 2003.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation(2)
3.2	Amended and Restated By-laws(2)
4.1	Specimen Certificate for Class A common stock(2)
10.1	Employment Agreement, effective June 16, 2003, between Vaso Active Pharmaceuticals, Inc. and John J. Masiz(2)
10.2	Employment Agreement, effective June 16, 2003, between Vaso Active Pharmaceuticals, Inc. and Stephen G. Carter(2)
10.3	2003 Stock Incentive Plan(1)
10.4	Form of 2003 Non-Employee Director Compensation Plan(2)
10.5	Registration Rights Agreement by and between Vaso Active Pharmaceuticals, Inc. and BioChemics, Inc.(2)
10.6	License Agreement, dated February 1, 2003, between BioChemics, Inc. and Vaso Active Pharmaceuticals, Inc., as amended by an amendment agreement, dated July 2, 2003.(2)
10.7	Manufacturing and Development Agreement, dated February 1, 2003, between Vaso Active Pharmaceuticals, Inc. and BioChemics, Inc.(2)
10.8	Administrative Services Agreement, dated September 1, 2003, between BioChemics, Inc. and Vaso Active Pharmaceuticals, Inc.(3)
14	Code of Ethics(3)
23.1	Consent of Stowe & Degon(4)
31.1	Certification of John J. Masiz, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(4)
31.2	Certification of Joseph Frattaroli, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(4)
32.1	Certification of John J. Masiz, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(4)
32.2	Certification of Joseph Frattaroli, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(4)

(1)
Previously filed as an exhibit to our registration statement on Form SB-2 filed on July 3, 2003.

(2)
Previously filed as an exhibit to our registration statement on Form SB-2/A filed on September 9, 2003.

(3)
Previously filed as an exhibit to our annual report on Form 10-KSB filed March 26, 2004.

(4)
Filed herewith.

(b) Reports on Form 8-K:

        There were no reports on Form 8-K filed during the three-month period ended December 31, 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

        Audit fees include the aggregate fees billed for the audit of the Company's annual financial statements, the financial statements included in our Form SB-2, as amended, and Form S-8. The aggregate audit fees billed to the Company by Stowe & Degon for the fiscal year ended December 31, 2002 were $12,300, and for the fiscal year ended December 31, 2003, were approximately $25,000. The Company came into existence in January 2003.

Audit-Related Fees

        There have been were no audit-related fees since the Company came into existence in January 2003.

Tax Fees

        There have been no tax related fees since the Company came into existence in January 2003.

All Other Fees

        Fees paid to Stowe & Degon in connection with services rendered on our registration statement on Form SB-2 effective December 10, 2003 were $64,500. No other fees were paid to Stowe & Degon for other services.

        As set forth in its charter, our Audit Committee has the sole authority to pre-approve all audit and non-audit services provided by its independent auditor. Our Audit Committee has considered whether the provision of Stowe & Degon's services other than for the annual audit and quarterly reviews is compatible with their independence and has concluded that it is.

***********

SIGNATURES

        In accordance with Section 13 and 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 20, 2004.

VASO ACTIVE PHARMACEUTICALS, INC.
By:	/s/ JOSEPH FRATTAROLI Joseph Frattaroli Chief Financial Officer

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of July 20, 2004.

Name	Title	Date

/s/ JOHN J. MASIZ John J. Masiz	President, Chief Executive Officer and Chairman of the Board of Directors	July 20, 2004
/s/ STEPHEN G. CARTER, PH.D. Stephen G. Carter, Ph.D.	Vice President and Chief Scientific Officer and Director	July 20, 2004
/s/ JOSEPH FRATTAROLI Joseph Frattaroli	Vice President and Chief Financial Officer	July 20, 2004
/s/ BRUCE A. SHEAR Bruce A. Shear	Director	July 20, 2004
/s/ GARY FROMM, PH.D. Gary Fromm, Ph.D.	Director	July 20, 2004
/s/ ROBERT E. ANDERSON Robert E. Anderson	Director	July 20, 2004
/s/ BRIAN J. STRASNICK, PH.D. Brian J. Strasnick, Ph.D.	Director	July 20, 2004
/s/ WILLIAM P. ADAMS, M.D. William P. Adams, M.D.	Director	July 20, 2004

VASO ACTIVE PHARMACEUTICALS, INC.

INDEX TO FINANCIAL STATEMENTS

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Shareholders of Vaso Active Pharmaceuticals, Inc.:

We have audited the accompanying balance sheets of Vaso Active Pharmaceuticals, Inc. (the "Company") as of December 31, 2003 and 2002, and the related statements of operations, stockholders' equity, and cash flows for each of the three years ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Vaso Active Pharmaceuticals, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with the U.S. generally accepted accounting principles.

As discussed in Note 8 to the financial statements, the Company is a defendant in several purported securities class action lawsuits alleging that the Company and certain of its officers made false and misleading statements and failed to disclose material information concerning the Company, its financial condition, its business operations and future prospects, the clinical trial and endorsement of its Termin8 anti-fungal product (previously known as "deFEET") and the institutional demand for its securities. The Company is also a nominal defendant in two purported derivative complaints filed against BioChemics, Inc. and the Company's directors and certain of its officers, alleging that the individual defendants breached fiduciary duties owed to the Company and its shareholders by issuing misleading statements to (and concealing material facts from) the market, "concerning certain of the Company's key and primary products under review by the Food and Drug Administration ("FDA"), between December 11, 2003 and March 31, 2004." The complaints purport to assert derivative claims against all defendants for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The plaintiffs in the purported securities class action lawsuits seek equitable and monetary relief, an unspecified amount of damages, with interest, attorneys fees and costs. The plaintiffs in the derivative actions seek equitable and monetary relief, an unspecified amount of damages, and attorneys and other fees, costs and expenses. The Company has not yet responded to any of these complaints. The ultimate outcome of the lawsuits cannot presently be determined. Accordingly, no provision for any liability that may result upon the final resolution of these actions has been made in the accompanying financial statements.

/s/ Stowe & Degon

Worcester, MA
February 25, 2004 (Except July 7, 2004 as to Notes 1, 8 and 11)

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

See notes to financial statements.

VASO ACTIVE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

1. Nature of Business and Operations

  The Company

        Vaso Active Pharmaceuticals, Inc. (the "Company") is an early-stage company focused on commercializing, marketing and selling over-the-counter ("OTC") pharmaceutical products that incorporate the vaso active lipid encapsulated ("VALE") technology and the proprietary PENtoCORE technology. The Company is engaged in a single operating segment of the OTC pharmaceutical industry.

        The Company licenses the VALE patents and PENtoCORE technology from BioChemics, Inc. ("BioChemics"), a privately owned biopharmaceutical company. As discussed at Notes 5 and 7, the Company issued 4,500,000 shares of its Class B common stock to BioChemics in consideration for the exclusive worldwide rights to commercialize, market and sell the VALE technology for OTC pharmaceutical products. These shares were issued pursuant to authorization from the Company's Board of Directors on June 20, 2003.

        The Company has a limited operating history and has incurred net losses since its inception. The Company's principal risks are: the possibility of a material adverse effect from the actions as discussed in Notes 8 and 11, its ability to successfully have its products and product candidates developed and to successfully market its products and product candidates in the highly regulated environment within which the Company operates, competition from comparable products and larger companies, dependence on key personnel and continued dependence on BioChemics for manufacturing and product development.

  Initial Public Offering

        On December 15, 2003, the Company completed an initial public offering of 5,002,500 shares of Class A common stock (1,667,500 on a pre-split basis) at a price of $1.67 per share ($5.00 on a pre-split basis) raising approximately $6.4 million, net of issuance costs. See Note 5.

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

        Revenue Recognition—The Company recognizes revenue from product sales in accordance with generally accepted accounting principles in the United States, including the guidance in Staff Accounting Bulletin, or SAB, Bulletin No. 104 "Revenue Recognition," which supercedes SAB No. 101 "Revenue Recognition in Financial Statements" and Statement of Financial Accounting Standards, or SFAS, No. 48, "Revenue Recognition When Right of Return Exists."

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

4. Income Taxes

        The Company has federal and state tax net operating loss carry forwards available for future periods of approximately $1,021,000. The federal and state tax net operating loss carry forwards expire beginning in 2024. As a result of the changes in the ownership of the Company, there may be limitations on the amounts of net operating loss carry forwards that may be utilized in any one year.

        The tax effect of significant items comprising the Company's net deferred tax assets at December 31, 2003 and 2002 are as follows:

	2003	2002
		(pro forma)
Deferred tax assets:
Net operating loss carry forwards	$451,000	$595,000
Accrued compensation	(43,000)	—

	408,000	595,000
Valuation allowance	(408,000)	(595,000)

Net deferred tax assets	$—	$—

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

        On December 15, 2003, the Company completed an initial public offering of 5,002,500 shares of Class A common stock at a price of $1.67 per share pursuant to a registration statement filed with the SEC. Concurrently with the completion of the initial public offering, the 10% convertible subordinated pay-in-kind promissory notes converted into 601,113 shares of Class A common stock. Net of underwriting discount and other expenses of the offering, the Company received $6,402,195 for the Class A common shares it issued and sold. Warrants with a fair value of approximately $185,000 were issued to the underwriters of this initial public offering and have been netted against the gross proceeds of this offering. The fair value of the warrants was calculated using the Black-Scholes option pricing model. The Company used the following assumptions in this model—a risk-free interest rate of 3.3%, an expected life of one year, no dividends and a volatility of 98%.

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

7. Related Party Agreements

        On February 1, 2003, the Company executed a license agreement with BioChemics that allows it to commercialize, market and sell OTC pharmaceutical products using BioChemics' patented VALE system and the PENtoCORE technology and BioChemics-owned trademarks in the OTC pharmaceutical market. In consideration, BioChemics was issued 4,500,000 shares of the Company's Class B common stock. The term of this licensing agreement extends through the date of the last BioChemics' patent to expire. With respect to the portions of the licensing agreement that do not apply to a BioChemics patent or patent application, this agreement extends though February 2013. The licensing agreement can be automatically renewed for successive two-year terms for the non-patent technology.

        On February 1, 2003, the Company executed a five-year agreement with BioChemics with respect to ongoing manufacturing and development of the Company's products and product candidates. In accordance with the terms and conditions of this agreement, BioChemics will research, develop and manufacture the Company's products on its behalf. In consideration, BioChemics will charge the Company a development and manufacturing fee at a rate of cost plus 10%. This agreement is automatically renewed for successive one-year terms. In the event that (i) BioChemics materially fails to meet the Company's product orders for a period of more than three (3) consecutive months; (ii) BioChemics commits an anticipatory breach of the manufacturing and development agreement; (iii) a force majeure event occurs which the Company reasonably believes will affect BioChemics' ability to supply and meet its product requirements for a period of at least three (3) months; or (iv) any of BioChemics' Manufacturers are non-compliant with the regulations required to manufacture the products are unable to cure such non-compliance, the Company may qualify and engage at its discretion, other suppliers and manufacturers as it deems necessary to ensure uninterrupted supply of the Company's products.

        The manufacturing and development agreement has an initial term of 5 years. It is automatically renewable for an additional period of 12 months unless earlier terminated. Either party may terminate the agreement upon a material breach by the other party by giving the breaching party three months to cure the breach. In event of termination, transition will be conducted in such a manner as to not cause inconvenience to either party. Termination by BioChemics for any reason, except for non-payment, shall not be effective until the Company has located and arranged for continuation of the manufacturing of its products with another supplier on terms commercially reasonable to the Company, provided however, that the Company shall have no longer than two years from the date of the notice of termination from BioChemics to make such arrangements.

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

8. Commitments and Contingencies

  Employment Agreements

        The Company has non-cancelable employment agreements with two officers to secure their employment through June 30, 2008. The remaining payments due under these employment contracts are as follows—$315,000 for 2004, 2005, 2006 and 2007 and $157,500 for 2008.

  Facility Lease

        The Company subleases its office space from BioChemics, however, it does not have a formal lease agreement with BioChemics. Total rent expense for this office space was approximately $20,000, $15,000 and $9,000 in 2003, 2002 and 2001, respectively. The Company is not obligated to any significant long-term lease commitments or other off-balance sheet financing arrangements.

  Litigation

        In April, May and June 2004, the Company and certain of its officers were named as defendants in a securities class action lawsuits filed in the United States District Court of Massachusetts. The court has consolidated a number of these actions under the caption In Re Vaso Active Pharmaceuticals Securities Litigation, Civil Action No. 04-10708-RCL. The complaints allege securities fraud during the period from December 11, 2003 through March 31, 2004. The complaints allege that the Company and its officers made false and misleading statements and failed to disclose material information concerning the Company, its financial condition, its business operations and future prospects, the clinical trial and endorsement of its Termin8 anti-fungal product (previously known as "deFEET") and the institutional demand for its securities. On June 7, 2004, various plaintiffs filed motions to consolidate, to appoint lead plaintiff and to approve plaintiff's selections of lead plaintiffs' counsel. The class has not been certified and the Company has not responded to the complaints. The plaintiffs seek equitable and monetary relief, an unspecified amount of damages, with interest, attorneys fees and costs.

        On April 20, 2004, BioChemics, the Company (as a nominal defendant), its directors and certain of its officers were named as defendants in a purported derivative complaint in the United States District Court of Massachusetts, Civil Action No. 04-107920-RCL. On June 18, 2004, BioChemics, the Company (as a nominal defendant), its directors and certain of its officers were named as defendants in a second purported derivative complaint in the United States District Court of Massachusetts, Civil Action No. 04-11399-RCL. The complaints allege that the individual defendants breached fiduciary duties owed to the Company and its shareholders by issuing misleading statements to (and concealing material facts from) the market, "concerning certain of the Company's key and primary products under review by the Food and Drug Administration ("FDA"), between December 11, 2003 and March 31, 2004." The complaints purport to assert derivative claims against all defendants for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The complaints seek equitable and monetary relief, an unspecified amount of damages, and attorneys and other fees, costs and expenses. The defendants have not yet responded to the complaints.

        Because of the uncertainty of estimating the potential financial statement impact of any of these actions with any reasonable degree of accuracy, at this time the Company has not reserved for any potential liability or costs that may arise as a result of this litigation except for the $200,000 insurance deductible that we reserved as of March 31, 2004. While the cases are in very preliminary stages and the outcomes are not predictable, if a substantial amount is payable by the Company and is not reimbursed through its director and officer liability insurance policy, this will have a material adverse effect on the Company's financial position and liquidity. There can be no assurance that the Company's insurer will admit liability to reimburse the Company with respect to any of the claims asserted in any of the litigation against the Company or its officers or directors or that coverage limits will be sufficient.

9. Geographic Sales Information and Major Customers

        The Company is an early-stage company. To date all revenues are from the sale of its products in North America. One customer accounted for approximately 86% and 66% of the Company's 2003 and 2002 net revenues. Two customers accounted for approximately 98% of the Company's 2001 net revenues.

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

11. Subsequent Events

  Trading Suspension and SEC Settlement

        On April 1, 2004, the United States Securities and Exchange commission (the "SEC") temporarily suspended trading of the Company's securities. The suspension terminated on April 15, 2004. In the SEC announcement of the trading suspension, the SEC stated that it temporarily suspended trading in the securities of the Company because of questions regarding the accuracy of assertions by the Company, and by others, in press releases, the Company's annual report, its registration statement and public statements to investors concerning, among other things: "(1) the FDA approval of certain key products; and (2) the regulatory consequences of the future application of [its] primary product."

        On April 5, 2004, representatives of the Company, together with newly retained special securities counsel and newly retained FDA counsel met with the staff of the SEC (the "Staff"), for the purpose of discussing the concerns that led to the suspension of trading in the Company's securities. During that meeting, the Company stated its intention to review its public disclosure, press releases and other public statements and to take whatever remedial action might be appropriate. The Company also represented to the Staff that it would (i) diligently seek to clarify the status of its products under current FDA regulations, (ii) issue disclosure regarding the FDA regulation of its activities and products and the results of its dialogue with the FDA, and (iii) endeavor to resolve on a timely basis any concerns communicated by the Staff. The Staff stated that it had been authorized by the SEC to seek injunctive relief against the Company, articulated the concerns that gave rise to the suspension of trading, and informally requested that the Company provide certain information to the Staff. The Company agreed to cooperate with the Staff, committed to review its disclosure promptly and committed to take any remedial action that might be required.

        The Company has agreed to a settlement with the Staff pursuant to which the Company will be permanently enjoined from violating certain of the anti-fraud provisions of the Securities Act and the Exchange Act. The settlement must first be approved by the SEC itself and then by a court. In addition, the Company's President and Chief Executive Officer, has agreed with the Staff to settle a proposed action by the SEC against him that would similarly enjoin him and prevent him from serving as an officer or director of any public company, including the Company for a period of five years. The Company is not aware that the FDA is contemplating any action against the Company.

        Due to the ongoing nature of these matters, the Company is unable to definitively assess their impact. However, the Company has committed not to market or sell its products until all outstanding matters have been addressed to the satisfaction of the SEC and until the Company is reasonably sure that the marketing and sale of its products is consistent with the FDA's requirements and policies. This commitment may have a material adverse impact on the Company. When appropriate, the Company will make additional public announcements and will file public reports with the SEC regarding the status of its products under applicable FDA regulations.

  Nasdaq Stock Market Matters

        By letter dated April 2, 2004, the Nasdaq Listing Investigations department of The Nasdaq Stock Market, Inc. ("Nasdaq") notified the Company that it had commenced an inquiry to ensure the Company's ongoing compliance with Nasdaq's inclusion requirements and requested certain information from the Company. The letter further disclosed that after review of the information provided by the Company, Nasdaq could take any action that might be appropriate under its Marketplace Rules including removal of the Company's securities from Nasdaq. In view of the substantial administrative and cash burdens being borne by the Company at that time and the substantial legal costs anticipated with respect to the SEC and FDA matters, the Company determined that it was in the best interest of shareholders to voluntarily cause its shares to be removed from Nasdaq and focus its attention and resources on addressing the SEC and FDA concerns. The Company's securities were voluntarily delisted, effective the opening of the markets on Thursday, April 8, 2004. At an appropriate time, the Company will seek to cause its securities to be quoted on an exchange, Nasdaq or other automated quotation system. No estimate can be given as to the date when the Company's Securities will resume trading on a national exchange or automated securities quotation system, if ever.

  Unwinding of March 16, 2004 Private Investment in Public Equity.

        On March 16, 2004, the Company entered into a private placement transaction in the amount of $7,500,000 with an institutional investor. The investment was in the form of an 18 month 2% Convertible Note (the "Note") convertible into shares of the Company's Class A common stock at a conversion rate of $9 per share, at the option of the investor. In addition, the Company issued to the investor warrants to purchase 166,667 shares of Class A common stock at an exercise price of $8.75 per share.

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

        In connection with this transaction, the Company paid approximately $600,000 in fees to various third parties. These fees were not refunded when the Company repaid the investor. These fees were recorded as an expense in the first quarter ended March 31, 2004.

QuickLinks

REASONS FOR AN AMENDED REPORT
VASO ACTIVE PHARMACEUTICALS, INC. INDEX TO FORM 10-KSB/A
FACTORS THAT MAY AFFECT FUTURE RESULTS
PART I
  ITEM 1. RECENT EVENTS; DESCRIPTION OF BUSINESS
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
SUMMARY COMPENSATION TABLE
EMPLOYMENT AGREEMENTS
  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
SIGNATURES
VASO ACTIVE PHARMACEUTICALS, INC. INDEX TO FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
VASO ACTIVE PHARMACEUTICALS, INC. BALANCE SHEETS
VASO ACTIVE PHARMACEUTICALS, INC. STATEMENTS OF OPERATIONS
VASO ACTIVE PHARMACEUTICALS, INC. STATEMENTS OF STOCKHOLDERS' EQUITY
VASO ACTIVE PHARMACEUTICALS, INC. STATEMENTS OF CASH FLOWS
VASO ACTIVE PHARMACEUTICALS, INC. NOTES TO FINANCIAL STATEMENTS