Form 10QSB
period 2004-06-30
VASO ACTIVE PHARMACEUTICALS INC
filed 2004-08-09
CIK 1232400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Quarterly Period Ended June 30, 2004

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common stock, Class A, $0.0001 par value	5,828,613 shares outstanding on August 6, 2004
Common stock, Class B, $0.0001 par value	4,500,000 shares outstanding on August 6, 2004

VASO ACTIVE PHARMACEUTICALS, INC.

VASO ACTIVE PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

	June 30, 2004	December 31 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,892,959	$6,109,775
Accounts receivable	309	1,357
Inventory	71,152	60,826
Prepaid expenses	121,419	145,684

Total current assets	4,085,839	6,317,642

Property and equipment - net	4,700	—

	$4,090,539	$6,317,642

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$299,054	$125,029
Accrued compensation	41,625	278,438
Other accrued expenses	263,662	197,564
Due to parent company	32,514	89,507

Total current liabilities	636,855	690,538

Commitments and contingencies (Note 1)	200,000

	836,855	690,538
Stockholders’ equity:
Preferred stock - $0.0001 par value; authorized 10,000,000 shares; issued and outstanding, none	—	—
Common stock - $0.0001 par value; authorized 30,000,000 shares; issued and outstanding, 10,328,613 June 30, 2004; and 10,103,613 December 31, 2003	1,033	1,011
Additional paid-in capital	8,093,656	7,305,565
Deferred compensation	(213,979)	—
Accumulated deficit	(4,627,026)	(1,679,472)

Total stockholders’ equity	3,253,684	5,627,104
	$4,090,539	$6,317,642

See notes to the unaudited condensed financial statements.

VASO ACTIVE  PHARMACEUTICALS, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2004	2003	2004	2003

Net revenues	$862	$51,810	$8,009	$81,674
Cost of revenues	39,853	30,043	45,628	44,901
Gross profit	(38,991)	21,767	(37,619)	36,773

Costs and expenses:
Marketing, advertising and promotion	10,595	46,660	76,849	63,046
Management fee	8,160	25,481	16,320	56,042
Selling, general and administrative	1,042,714	65,447	2,572,547	152,391
Research and development	47,299	—	142,466	—
Stock based compensation	15,101	—	124,134	—

Loss from operations	(1,162,860)	(115,821)	(2,969,935)	(234,706)

Other income (expense), net	18,895	(11,922)	22,381	(15,004)

Net loss	$(1,143,965)	$(127,743)	$(2,947,554)	$(249,710)

Net loss per share - basic and diluted (Note 2)	$(0.11)	$(0.23)	$(0.29)	$(0.91)

Weighted average shares outstanding - basic and diluted (Note 2)	10,328,613	543,956	10,264,570	273,480

See notes to the unaudited condensed financial statements.

VASO ACTIVE  PHARMACEUTICALS, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Six-Month Period Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,947,554)	$(249,710)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	522	—
Stock-based compensation (Note 4)	124,134	—
Inventory write-off	38,871	—
Commitments and contingencies (Note 1)	200,000	—
Increase (decrease) in cash from change in:
Accounts receivable	1,048	(6,538)
Inventory	(49,197)	(16,854)
Prepaid expenses	24,265	(380,424)
Accounts payable	174,025	126,920
Accrued interest	—	15,004
Accrued compensation	(236,813)	(604)
Other accrued expenses	66,098	—
Net cash used in operating activities	(2,604,601)	(512,206)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,222)	—
Net cash used in investing activities	(5,222)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Class A common stock	450,000	—
Issuance of Class B commons stock to parent	—	450
Issuance of convertible notes (Note 1)	7,500,000
Repayment of convertible notes (Note 1)	(7,500,000)	—
Net proceeds from issuance of 10% convertible promissory notes	—	500,000
Due to/from parent company	(56,993)	346,867
Net cash provided by financing activities	393,007	847,317

NET INCREASE IN CASH AND CASH EQUIVALENTS	(2,216,816)	335,111

CASH AND CASH EQUIVALENTS, Beginning of period	6,109,775	—

CASH AND CASH EQUIVALENTS, End of period	$3,892,959	$335,111

SUPPLEMENTAL DISCLOSURES:
Interest paid	$—	$—

See notes to the unaudited condensed financial statements.

VASO ACTIVE PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.              NATURE OF BUSINESS AND BASIS OF PRESENTATION

The Company

Vaso Active Pharmaceuticals, Inc. (the “Company”) is an early-stage company established for the purpose of commercializing, marketing and selling over-the-counter, or OTC, pharmaceutical products that incorporate the vaso active lipid encapsulated (“VALE”) technology or proprietary PENtoCORE technology.  The patents covering the VALE technology are held by BioChemics, Inc. (“BioChemics”), a privately-owned biopharmaceutical company. While the Company considers the PENtoCORE technology proprietary, it is not covered by patents.  In February 2003, BioChemics granted the Company an exclusive, irrevocable, worldwide license to use and practice the VALE patents and PENtoCORE technology in order to commercialize, market and sell OTC pharmaceutical products.  At June 30, 2004, BioChemics owned approximately 44% of the Company’s combined classes of issued and outstanding common stock and 70% of the voting power of the Company’s combined classes of common stock.

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

BioChemics provides the Company with certain management and administrative services including accounting, corporate services, data processing, telephone, office space and other corporate services and infrastructure. The financial statements of the Company include expense allocations on bases that the Company and BioChemics consider to be reasonable reflections of the utilization of services provided for the benefit received by the Company. In addition, for the three and six-month periods ended June 30, 2003, the Company’s marketing, advertising and promotion expenses include expenses related to the commercialization, marketing and distribution of BioChemics’ athlete’s foot preparation product, then called deFEET, the revenues of which are realized by the Company through an assignment of BioChemics’ ownership interests in such revenues.

The Company has a limited operating history and has incurred net losses since its inception. The Company’s principal risks are the possibility of a material adverse effect from the actions and risks summarized under “Recent Events” and “Risk Factors” sections of this Quarterly Report on Form 10-QSB.

The accompanying unaudited financial statements have been prepared on the same basis as the annual financial statements included in the Company’s Annual Report on Form 10-KSB/A filed with the United States Securities and Exchange Commission or SEC for the period ended December 31, 2003. In the opinion of management, all significant adjustments, which are normal, recurring in nature and necessary for a fair presentation of the financial position, cash flows and results of the operations of the Company, have been consistently recorded. The operating results for the interim periods presented are not necessarily indicative of expected performance for the entire year.

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

Recent Events

SEC and FDA Regulatory Matters.The Company has agreed with the SEC to settlement terms of a proposed action to be filed by the SEC, without admitting or denying the proposed allegations of the civil complaint, pursuant to which the Company will be permanently enjoined from violating certain of the anti-fraud provisions of the Securities Act of 1933, or the Securities Act, and the Securities and Exchange Act of 1934, or the Exchange Act.  The SEC’s proposed complaint will allege that the Company’s registration statement in respect of the Company’s initial public offering, the Company’s annual report for 2003 and a statement on the Company’s website were false and misleading as a result of statements and omissions concerning the FDA approval or qualification of the Company’s products.  The Company expects that the settlement will be formally approved by the SEC soon and will be presented to a court for approval shortly thereafter.  In addition, the Company’s President and Chief Executive Officer has agreed to settle a similar proposed action by the SEC against him, without admitting or denying the proposed allegations of the civil complaint, that would similarly enjoin him and prevent him from serving as an officer or director of any public company, including the Company, for a period of five years.  If Mr. Masiz is barred from serving as an officer and director of the Company for this five-year period, he will be permitted and intends to continue to be an active employee of the Company. The Company expects that the President and Chief Executive Officer’s settlement will also be formally approved by the SEC soon and will be presented to a court for approval shortly thereafter.

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

Litigation.   In April, May, and June 2004, the Company and certain of its officers were sued in several purported securities class action lawsuits filed in the United States District Court for the District of Massachusetts.  The complaints, which seek equitable and monetary relief, an unspecified amount of damages, with interest, attorneys fees and costs, allegedly were filed on behalf of purchasers of the Company’s Class A common stock during the period December 11, 2003 to March 31, 2004 and allege that during that period, the defendants violated the federal securities laws by allegedly failing to make accurate and complete disclosures concerning the Company, its financial condition, its business operations and future prospects, the clinical trial and endorsement of the Company’s Termin8 anti-fungal product (previously known as “deFEET”) and the institutional demand for the Company’s securities.  These complaints are captioned as follows:  Dennis E. Smith v. Vaso Active Pharmaceuticals, Inc., et al., Civ. No. 04-10708 (RCL) (D. Mass.); Richard Shapiro v. Vaso Active Pharmaceuticals, Inc., et al., Civ. No. 04-10720 (RCL) (D. Mass.); Christopher Pepin v. Vaso Active Pharmaceuticals, Inc., et al., Civ. No. 04-10763 (RCL) (D. Mass.); Modhi Gude, et al. v. Vaso Active Pharmaceuticals, Inc., et al., Civ. No. 04-10789 (RCL) (D. Mass.); Kim Benedetto, et al. v. Vaso Active Pharmaceuticals, Inc., et al., Civ. No. 04-10808 (RCL) (D. Mass.); Dean Dummer v. Vaso Active Pharmaceuticals, Inc., et al., Civ. No. 04-10819 (RCL) (D. Mass.); Edward Tovrea v. Vaso Active Pharmaceuticals, Inc., et al., Civ .. No. 04-10851 (RCL); Kourosh Alipor v. Vaso Active Pharmaceuticals, Inc., et al., Civ. No. 04-10877 (RCL); Paul E. Bostrom v. Vaso Active Pharmaceuticals, Inc., et al., Civ. No. 04-10948 (RCL); Ira A. Turret Sep-Ira Dated 01/24/02 v. Vaso Active Pharmaceuticals, Inc., et al., Civ. No. 04-10980 (RCL); Richard Pagona v. Vaso Active Pharmaceuticals, Inc., et al., Civ. No. 04-11100 (RCL); James Karanfilian v. Vaso Active Pharmaceuticals, Inc., et al., Civ. No. 04-11101 (RCL); and Charles Robinson v. Vaso Active Pharmaceuticals, Inc., et al., Civ. No. 04-11221 (RCL).  The Court has consolidated the above-referenced cases, other than the Tovrea and Karanfilian complaints, under the caption In Re Vaso Active Pharmaceuticals Securities Litigation, Civ. No. 04-10708 (RCL).

The Company has also been named as a nominal defendant in two shareholder derivative actions filed, the first filed in the United States District Court for the District of Massachusetts in April 2004 against its directors and certain of its officers and against BioChemics, Inc. entitled Joseph Rosenkrantz v. BioChemics, Inc., et al., Civ. No. 04-10792 (RCL) (D. Mass.) and the second filed in June 2004, also against the Company’s directors and certain of its officers and against BioChemics, Inc. entitled William Pomeroy v. BioChemics Inc., et al.,  Civ. No. 04-11399 (RCL) (D. Mass.). The complaints allege, among other things, that the alleged conduct challenged in the securities cases pending against the Company in Massachusetts (described above) constitutes a breach of the defendants’ fiduciary duties to the Company.  The complaints seek equitable and monetary relief, an unspecified amount of damages, and attorneys and other fees, costs and expenses, ostensibly on behalf of the Company. On July 28, 2004, the parties filed a joint motion requesting that the Court consolidate these actions and establish a procedure for consolidation of any subsequently filed derivative related case; appoint Co-Lead and Liaison Counsel for plaintiffs; stay all pretrial proceedings in these actions and any related actions until the earlier of (a) the resolution of any motion to dismiss filed in the above-referenced consolidated securities fraud litigation, or (b) the filing of answers by all defendants in the same matter; and acknowledge defendants’ acceptance of service of the Pomeroy and Rosenkrantz complaints.  The Court has not ruled on this motion.

Although the Company intends to vigorously defend against these cases, the litigation process is inherently uncertain and there can be no guarantee as to the ultimate outcome of these matters.  There is also no guarantee that these will be the only lawsuits brought against the Company with respect to these matters.

Because of the uncertainty of estimating the potential financial statement impact of any of these actions with any reasonable degree of accuracy, at this time the Company has not reserved for any potential liability or costs that may arise as a result of this litigation except for $200,000 recorded on March 31, 2004, which represents the insurance deductible that the Company cannot expect to recover.  While the cases are in very preliminary stages and the outcomes are not predictable, if a substantial amount is payable by the Company and is not reimbursed through its director and officer liability insurance policy, this will have a material adverse effect on the Company’s financial position and liquidity.  On August 3, 2004, the Company’s insurer notified the Company in writing that, based on its coverage evaluation, it intends to reject liability to reimburse the Company with respect to any of the claims asserted in any of the above-described litigation against the Company or its officer or directors for a substantial majority of the policy coverage and that it may seek to rescind the policy with respect to the balance of the policy coverage.  The Company intends to vigorously contest the insurer’s positions.

Unwinding of March 16, 2004 Private Investment in Public Equity.  On March 16, 2004, the Company entered into a private placement transaction in the amount of $7,500,000 with an institutional investor.  The investment was in the form of an 18-month 2% Convertible Note, or Note, convertible into shares of the Company’s Class A common stock at a conversion rate of $9 per share, at the option of the investor.  In addition, the Company issued to the investor warrants to purchase 166,667 shares of Class A common stock at an exercise price of $8.75 per share.

Given the initiation and continuation of the April 1, 2004 trading suspension by the SEC constituted a breach under the Note, the Company and the investor agreed, pursuant to the terms of a settlement agreement entered into on April 8, 2004, that the Company would immediately repay the investor the sum of $7,500,000 in cash without penalty, interest, redemption premium or any other premium or penalty, plus an expense reimbursement in connection with the settlement agreement in the amount of $15,000 in cash.   In consideration of this repayment, the investor surrendered the Note and warrants and the parties mutually terminated all other agreements entered into in connection with the transaction.

In connection with this transaction, on March 16, 2004 the Company paid approximately $600,000 in fees to various third parties.  These fees were not refunded when the Company repaid the investor and, accordingly, have been recorded as expense as of March 16, 2004 and are included in the expense caption “selling, general and administrative” for the six-month period ended June 30, 2004.

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

For the three and six-month periods ended June 30, 2004, the effect of stock options and other potentially dilutive shares were excluded from the calculation of diluted net loss per common share as their inclusion would have been antidilutive.

On a pro forma basis, net loss per share (basic and diluted) would have been $0.03 and $0.05, respectively for the three and six-month periods ended June 30, 2003. This pro forma loss per share was calculated as if (i) the 4,500,000 shares of Class B common stock which were issued to BioChemics in June 2003 had been issued to BioChemics on January 1, 2003, and (ii) the 10% convertible promissory notes which were issued in April 2003 and converted into 601,113 shares of Class A common stock in December 2003 had been converted into 601,113 shares of Class A common stock on January 1, 2003.

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

4.              STOCK-BASED COMPENSATION

The Company accounts for stock-based employee compensation arrangements using the intrinsic value method in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Under the intrinsic value method, compensation associated with stock awards to employees is determined as the excess, if any, of the current fair value of the underlying common stock on the date compensation is measured over the price an employee must pay to exercise the award. The Company accounts for stock options and awards to non-employees using the fair -value method.

The Company has an employee stock incentive plan and a non-employee director compensation plan, which are described more fully in Note 6 to the Company’s Annual Report on Form 10-KSB/A for the period ended December 31, 2003.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair-value recognition provisions of SFAS No. 123, as amended, to options granted under the stock option plans and rights to acquire stock granted under the Company’s stock option plans. For purposes of this pro-forma disclosure, the value of the options is estimated using a Black-Scholes option pricing model and amortized ratably to expense over the options’ vesting periods. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.

	Three-Month Period Ended June 30, 2004	Six-Month Period Ended June 30, 2004

Net loss, as reported	$(1,143,965)	$(2,947,554)
Add: stock-based compensation included in the determination of net loss	15,101	124,134
Less: stock-based compensation had all options been recorded at fair value	(121,129)	(623,043)
Adjusted net loss	$(1,249,993)	$(3,455,463)

Weighted average shares outstanding, basic and diluted	10,328,613	10,264,570
Net loss per share, basic and diluted, as reported	$(0.11)	$(0.29)
Adjusted net loss per share, basic and diluted	$(0.12)	$(0.34)

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

Manufacturing and Development Agreement

In February 2003, we entered into a manufacturing and development agreement with BioChemics with respect to the ongoing manufacturing and development of our products and product candidates. Under this agreement, BioChemics will research, develop and manufacture products for us pursuant to specific purchase orders submitted by us from time to time. BioChemics will charge us a development and manufacturing fee at a rate of cost plus 10%. The development and manufacturing agreement permits BioChemics to use third party contractors to manufacture the products that BioChemics provides to us. Currently, BioChemics uses a privately owned third party company as its sole contract manufacturer. We do not currently, nor do we intend to, engage in the manufacturing of, nor conduct any research and development with respect to, any of our products or product candidates.  However, in the event that BioChemics is unwilling or unable to meet our manufacturing needs in accordance with the terms of its manufacturing and development agreement with us, we have the right to retain outside third parties to manufacture our products.  Pursuant to this agreement, during the three and six-month periods ended June 30, 2004 we incurred research and development costs of  $47,299 and $142,466 respectively related to the formulation of an analgesic utilizing the active ingredient ibuprofen.  Pre-clinical studies utilizing animals were conducted and billed as part of this research.

Administrative and Managerial Support

Since BioChemics provides us with administrative and managerial support, our results of operations include allocations of certain BioChemics expenses, such as centralized accounting, data processing, utilities, office space rental, supplies, telephone and other BioChemics corporate services and infrastructure. These expenses have been charged back to us as a management fee. We recorded $16,320 and $56,042 in these related-party fees in the six-month periods ended June 30, 2004 and 2003, respectively. In addition, during the six-month period ended June 30, 2003, BioChemics provided financing to us in the amount of $369,506 to fund our operating losses incurred during that six-month period as well as fund the up front costs of a private placement closed in May 2003, see discussion under “Liquidity and Capital Resources”.  This amount was reimbursed to BioChemics as a portion of the amount paid to BioChemics upon the closing of our initial public offering in December 2003. The expense allocations have been determined on the basis that we and BioChemics consider to be reasonable reflections of the utilization of services provided for the benefit received by us.

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

Government Regulation

General The development, testing, manufacture, labeling, marketing, and promotion of OTC drugs are subject to extensive regulation by the FDA under the Federal Food, Drug and Cosmetics Act, or FFDCA, and by the Federal Trade Commission, or FTC, under the Federal Trade Commission Act, or FTC Act.

The degree of regulation under the FFDCA is dependent, in part, upon whether the OTC drug, as formulated, labeled, and promoted, is considered by qualified experts, based on publicly available scientific data and information, to be generally recognized as safe and effective, or GRASE, for its recommended conditions of use.  If an OTC drug as formulated, labeled, and promoted is not considered GRASE for its recommended conditions of use or, if so considered, if it has not been used to a material extent or for material time, the drug is regulated under the FFDCA as a “new drug” which requires pre-market approval in the form of a New Drug Application, or NDA, before it can be commercially marketed.

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

Other requirements or limitations for OTC drugs imposed under the  FFDCA include: (a) a requirement that the drug be manufactured in conformity with current good manufacturing practices, or cGMPs; (b) a requirement that the labeling for the product contain adequate directions for use and warnings; (c) a requirement that the manufacturer of the drug product register with the FDA; (d) a requirement that all drugs manufactured for commercial distribution be listed with the FDA; and (e) a prohibition against making any false or misleading misrepresentations in any particular in any labeling for the product.  As noted above,   OTC products marketed in accordance with OTC Drug Monographs do not require FDA premarket approval prior to marketing.  If an OTC product deviates from an OTC Drug Monograph requirement in active ingredient(s), intended use, method of administration, dosage form, or labeling, among other things, then the manufacturer or distributor must obtain pre-market approval in the form of an NDA before commercial marketing.

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

The NDA Review Process The FDA has taken the position that insofar as our products or product candidates use a transdermal technology, the products fall outside that eligible for GRASE status under the OTC Review Program and thus the Company must obtain NDA approval of the products before they can be commercially marketed.  Under the FDA’s procedures it is generally less burdensome to obtain NDA approval of a drug product which contains active ingredient(s): (a) considered GRASE in a final OTC Drug Monograph, or (b) contained in a drug product eligible for an abbreviated new drug application, or ANDA, approval, but which differs in certain conditions of use (e.g., dosage form) from that covered by a final OTC Drug Monograph or eligible for ANDA approval.  However, once a product becomes subject to the NDA requirements, the general provisions of which are set forth below, there can be no assurance that a company can generate the additional data and information necessary to support NDA approval of the proposed variant product or that approval can be obtained without substantial expenditures and delays.

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

Treatment of the Company’s Products and Product Candidates We believe that the active ingredients, dosage form and strengths of our Athlete’s Relief, Osteon and Termin8 products are covered by the OTC Review Program and therefore these products are potentially eligible for marketing under the OTC Review Program.  Accordingly, we intend to reintroduce them to the United States market once we are reasonably sure that the marketing of these products is consistent with the FDA’s requirements and policies.  We anticipate that our marketing and sales of these products under revised labeling will resume by the end of 2004, although there is no guarantee of this.  With regard to product candidates that use the VALE transdermal technology or otherwise require new drug approval, we will seek to secure a partnership with a larger marketing partner specifically for those products.  Further, it is expected that the actual development work will be done by BioChemics which will be required to follow the more extensive regulations imposed by the FDA, including the NDA requirements, and other regulatory authorities in the United States and other countries regarding research and development, pre-clinical studies and clinical trials and ultimately manufacturing of drug products subject to “new drug” status.

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

The development and test marketing of our three primary products has been completed.  Each of these products uses PENtoCORE topical formulations.  We will market each of our three current products under the OTC Review Program. These products are:

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

Recent Events

SEC and FDA Regulatory Matters.    (See “Recent Events — Trading Suspension” in the Company’s amended Annual Report on Form 10-KSB/A, filed July 21, 2004, which is incorporated herein by reference, and “Recent Events — Trading Suspension” in the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004, filed on July 20, 2004, which is incorporated herein by reference.)  The Company has agreed with the SEC to settlement terms of a proposed action to be filed by the SEC, without admitting or denying the proposed allegations of the civil complaint, pursuant to which the Company will be permanently enjoined from violating certain of the anti-fraud provisions of the Securities Act and the Exchange Act.  The SEC’s proposed complaint will allege that the Company’s registration statement in respect of the Company’s initial public offering, the Company’s annual report for 2003 and a statement on the Company’s website were false and misleading as a result of statements and omissions concerning the FDA approval or qualification of the Company’s products.

The Company expects that the settlement will be formally approved by the SEC soon and will be presented to a court for approval shortly thereafter.  In addition, the Company’s President and Chief Executive Officer has agreed to settle a similar proposed action by the SEC against him, without admitting or denying the proposed allegations of the civil compliant, that would similarly enjoin him and prevent him from serving as an officer or director of any public company, including the Company, for a period of five years.  If Mr. Masiz is barred from serving as an officer and director of the Company for this five-year period, he will be permitted and intends to continue to be an active employee of the Company. The Company expects that the President and Chief Executive Officer’s settlement will also be formally approved by the SEC soon and will be presented to a court for approval shortly thereafter. Please see “Changes in Management” below for additional information on Mr. Masiz’s resignation as well as “Risk Factors” – “If we fail to attract, train and retain additional highly qualified senior executives and technical and managerial personnel in the near future, our business will suffer.”

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

The Company has also been named as a nominal defendant in two shareholder derivative actions filed, the first filed in the United States District Court for the District of Massachusetts in April 2004 against its directors and certain of its officers and against BioChemics, Inc. entitled Joseph Rosenkrantz v. BioChemics, Inc., et al., Civ. No. 04-10792 (RCL) (D. Mass.) and the second filed in June 2004, also against the Company’s directors and certain of its officers and against BioChemics, Inc. entitled William Pomeroy v. BioChemics Inc., et al.,  Civ. No. 04-11399 (RCL) (D. Mass.). The complaints allege, among other things, that the alleged conduct challenged in the securities cases pending against the Company in Massachusetts (described above) constitutes a breach of the defendants’ fiduciary duties to the Company.  The complaints seek equitable and monetary relief, an unspecified amount of damages, and attorneys and other fees, costs and expenses, ostensibly on behalf of the Company.  On July 28, 2004, the parties filed a joint motion requesting that the Court consolidate these actions and establish a procedure for consolidation of any subsequently filed derivative related case; appoint Co-Lead and Liaison Counsel for plaintiffs; stay all pretrial proceedings in these actions and any related actions until the earlier of (a) the resolution of any motion to dismiss filed in the above-referenced consolidated securities fraud litigation, or (b) the filing of answers by all defendants in the same matter; and acknowledge defendants’ acceptance of service of the Pomeroy and Rosenkrantz complaints.  The Court has not ruled on this motion.

Although the Company intends to vigorously defend against these cases, the litigation process is inherently uncertain and there can be no guarantee as to the ultimate outcome of these matters.  There is also no guarantee that these will be the only lawsuits brought against the Company with respect to these matters.

An unfavorable outcome in one or more of these related cases could have a material adverse effect on the Company’s financial position, liquidity and results of operations.  In addition to the costs of defending these cases, the Company may provide indemnification for expenses and losses that may be incurred by its directors and officers as parties to one or more of these cases.  Although the Company is seeking coverage under its director and officer liability insurance policy, the Company’s insurer notified us in writing on August 3, 2004, that, based on its coverage evaluation, it intends to reject its liability to reimburse the Company with respect to any of the claims asserted in any of the above-described litigation against the Company or its officer or directors for a substantial majority of the policy coverage and that it may seek to rescind the policy with respect to the balance of the policy coverage.  The Company intends to vigorously contest the insurer’s positions. If the insurer prevails, the costs of defending these cases and providing indemnification to our directors and officers may be substantial.

Because of the uncertainty of estimating the potential financial statement impact of any of these actions with any reasonable degree of accuracy, at this time the Company has not reserved for any potential liability or costs that may arise as a result of this litigation except for $200,000 recorded on March 31, 2004, which represents the insurance deductible that the Company cannot expect to recover.  While the cases are in very preliminary stages and the outcomes are not predictable, if a substantial amount is payable by the Company and is not reimbursed through its director and officer liability policy, this will have a material adverse effect on the Company’s financial position and liquidity.

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

In connection with this transaction, on March 16, 2004 the Company paid approximately $600,000 in fees to various third parties.  These fees were not refunded when the Company repaid the investor and accordingly, have been recorded as an expense as of March 16, 2004. They are included in the expense caption “selling, general and administrative” for the six-month period ended June 30, 2004.

Changes in Management.  John J. Masiz, the Company’s President and Chief Executive Officer, has agreed to terms with the SEC to settle a proposed action by the SEC against him, without admitting or denying the proposed allegations of the civil complaint, that would prevent him from serving as an officer or director of any public company, including the Company, for a period of five years.  If Mr. Masiz is barred from serving as an officer and director of the Company for this five-year period, he will be permitted and intends to continue to be an active employee of the Company.  If the offer to settle is formally accepted by the SEC and ordered by the court, Mr. Masiz would resign as the President and Chief Executive Officer of the Company, as well as the Chairman of the Board of Directors of the Company.  The Company is in the process of conducting a search for a new Chief Executive Officer to replace Mr. Masiz when he resigns. There is no assurance that we will be able to attract or retain a suitable Chief Executive Officer now or in the future, and this could have a material adverse effect on our business, financial condition and results of operations.  Please see “Risk Factors” – “If we fail to attract, train and retain additional highly qualified senior executives and technical and managerial personnel in the near future, our business will suffer.”

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

Deferred Income Taxes We account for income taxes and deferred tax assets and liabilities in accordance with SFAS No. 109, “Accounting for Income Taxes.” Because we project future operating losses in the near term, we have provided a full valuation allowance against the deferred tax assets created by these losses.

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

Marketing, Advertising and Promotion Expenses Our marketing, advertising and promotion expenses include such costs of print, Internet and costs associated with our attendance and presentation at industry tradeshows and other marketing and sales programs.

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

The SEC’s temporary suspension in the trading of our securities has affected our marketing (See “Recent Events”). Immediately upon the initiation of this suspension we voluntarily suspended the marketing and sale of Athlete’s Relief, Osteon and Termin8 until we are reasonably sure that the marketing of these products is consistent with the FDA’s requirements and policies.  We anticipate that our marketing and sale of these products under revised labeling will resume by the end of 2004, although there is no guarantee of this. Accordingly, we are no longer able to provide meaningful guidance on what our 2004 or 2005 revenues will be.  Therefore, our projections of March 26, 2004 should not be relied on for any purpose.

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

 Three-Month Periods Ended June 30, 2004 and 2003

Net Revenues Net revenues decreased approximately 98% to $862 for the three-month period ended June 30, 2004 from $51,180 for the three-month period ended June 30, 2003. This decrease was primarily an effect of two specific causes.  First, in response to our decision to re-brand our athlete’s foot product deFEET to Termin8 in September 2003, Walgreen’s returned most of the deFEET product that it had in its possession.  Second, we did not launch the re-branded product, Termin8 due to the Company’s commitment on April 8, 2004 not to market or sell its products until all outstanding matters have been addressed to the satisfaction of the SEC and until the Company is reasonably sure that the marketing and sale of its products is consistent with the FDA’s requirements and policies.  See discussion under “Recent Events”.

Cost of Sales In general, our cost of sales is variable to our net revenues.  However, certain manufacturing events such as inventory adjustments may distort our cost of sales, and therefore our gross profit, during any particular period.  As a result of the regulatory matters discussed further under “Recent Events,” such an adjustment occurred during the three-month period ended June 30, 2004.  More specifically, we submitted new labels for our previously marketed products to the FDA and requested that the FDA comment on these revised labels. There is no regulatory requirement that the FDA review or provide comment on such materials and accordingly, to date, we have not received any comments or recommendations for improvement from the FDA based on its review.  We are, however, reasonably sure that our revised labels are consistent with all FDA regulations and policies. As a result of this process, we determined that approximately $39,000 of products were not recoverable under our revised label format.  Accordingly, we recorded a charge for this amount in cost of sales during this period.  In the corresponding period in 2003, cost of sales solely represented the cost of the products we sold.

Gross Profit Gross profit as a percentage of net revenues for the three-month period ended June 30, 2004 is negative as a direct result of the matters discussed under the Cost of Sales discussion above related to the submission of new labels to the FDA.  In our opinion, any comparison to a prior period is not meaningful as a result of this action.

Marketing, Advertising and Promotion Expenses Marketing, advertising and promotion expenses decreased approximately 77% to $10,595 for the three-month period ended June 30, 2004 from $46,660 for the three-month period ended June 30, 2003.  This decrease was primarily due to the Company’s commitment on April 8, 2004 not to market or sell its products until all outstanding matters have been addressed to the satisfaction of the SEC and until the Company is reasonably sure that the marketing and sale of its products is consistent with the FDA’s requirements and policies

Management Fee Management fee decreased approximately 68% to $8,160 for the three-month period ended June 30, 2004 from $25,481 for the three-month period ended June 30, 2003.  Presently, the Company pays directly certain expenses allocated as part of Management Fees in previous periods. Consequently, this has caused a disproportionate decrease when comparing the two periods.

Selling, General and Administrative Selling, general and administrative expenses increased by $977,267 to $1,042,714 during the three-month period ended June 30, 2004 as compared to $65,447 in the comparable period in 2003.  The increase is due primarily to our increased operations and significant legal and other professional expenses we continue to incur in connection with our recent SEC, Nasdaq, and FDA matters and shareholder class actions.  See “Recent Events.”

During the three months ended June 30, 2004, we incurred approximately $519,000 in legal and professional fees to amend our previously filed annual report, for representation before the SEC and FDA and to defend ourselves in the shareholder class actions; approximately $213,000 in salaries, wages and related personnel costs; approximately $142,000 in business, financial and other professional services; approximately $56,000 for various insurance premiums typical of a public company; and approximately $20,000 for board of director compensation.  The remaining selling, general and administrative expense pertained to our general expansion of our operations.

Research and Development Research and development expenses incurred for the three-month period ended June 30, 2004 were $47,299.  Beginning in January 2004, we engaged Biochemics to provide services pursuant to a February 2003 manufacturing and development agreement. These services related to the formulation of an analgesic utilizing the active ingredient ibuprofen.  Pre-clinical studies utilizing animals were conducted and billed as part of this research.  No such charges were incurred during the three-month period ended June 30, 2003.

Stock Based Compensation We are required to record stock-based compensation when we grant options to purchase our common stock to non-employees in accordance with SFAS 123. The value of these options is calculated using the Black-Scholes option-pricing model. Stock based compensation for the three-month period ended June 30, 2004 was $15,101.   There were no common stock options granted to non-employees prior to June 30, 2003, accordingly there was no stock-based compensation recorded in the three-month period ended June 30, 2003.

Six-Month Periods Ended June 30, 2004 and 2003

Net Revenues Net revenues decreased approximately 90% to $8,009 for the six-month period ended June 30, 2004 from $81,674 for the six-month period ended June 30, 2003. This decrease was primarily an effect of two specific causes.  First, in response to our decision to re-brand our athlete’s foot product deFEET to Termin8 in September 2003, Walgreen’s returned most of the deFEET product that it had in its possession.  Second, we did not launch the re-branded product, Termin8 due to the Company’s commitment on April 8, 2004 not to market or sell its products until all outstanding matters have been addressed to the satisfaction of the SEC and until the Company is reasonably sure that the marketing and sale of its products is consistent with the FDA’s requirements and policies.  See discussion under “Recent Events”.

Cost of Sales In general, our cost of sales is variable to our net revenues.  However, certain manufacturing events such as inventory adjustments may distort our cost of sales, and therefore our gross profit, during any particular period.  As a result of the regulatory matters discussed further under “Recent Events,” such an adjustment occurred during the six-month period ended June 30, 2004.  More specifically, we submitted new labels for our previously marketed products to the FDA and requested that the FDA comment on these revised labels. There is no regulatory requirement that the FDA review or provide comment on such materials and accordingly, to date, we have not received any comments or recommendations for improvement from the FDA based on its review.  We are, however, reasonably sure that our revised labels are consistent with all FDA regulations and policies. As a result of this process, we determined that approximately $39,000 of products were not recoverable under our revised label format.  Accordingly, we recorded a charge for this amount in cost of sales during this period.  In the corresponding period in 2003, cost of sales solely represented the cost of the products we sold.

Gross Profit Gross profit as a percentage of net revenues for the six-month period ended June 30, 2004 is negative as a direct result of the matters discussed under the Cost of Sales discussion above related to the submission of new labels to the FDA.  In our opinion, any comparison to a prior period is not meaningful as a result of this action.

Marketing, Advertising and Promotion Expenses Marketing, advertising and promotion expenses increased approximately 22% to $76,849 for the six-month period ended June 30, 2004 from $63,046 for the six-month period ended June 30, 2003.  This increase was primarily due to increased advertising, marketing and the promotion of our products including payments made to Commotion Inc. prior to the Company’s commitment on April 8th, 2004 not to market or sell its products until all outstanding matters have been addressed to the satisfaction of the SEC and until the Company is reasonably sure that the marketing and sale of its products is consistent with the FDA’s requirements and policies

Management Fee Management fee decreased approximately 71% to $16,320 for the six-month period ended June 30, 2004 from $56,042 for the six-month period ended June 30, 2003.  Presently, the Company pays directly certain expenses allocated as part of Management Fees in previous periods. Consequently, this has caused a disproportionate decrease when comparing the two periods.

Selling, General and Administrative Selling, general and administrative expenses increased by $2,420,156 to $2,572,547 during the six-month period ended June 30, 2004 as compared to $152,391 in the comparable period in 2003.  The increase is due primarily to our increased operations, non-refundable fees we incurred in connection with our March 16, 2004 Private Investment in Public Equity transaction and significant legal and other professional expenses we continue to incur in connection with our recent SEC, Nasdaq, and FDA matters and shareholder class actions.  See “Recent Events.”

During the six months ended June 30, 2004, we incurred approximately $719,000 in legal and professional fees to amend our previously filed annual report, for representation before the SEC and FDA and to defend ourselves in the shareholder class actions; approximately $615,000 in professional and settlement fees we incurred in connection with our March 16, 2004 Private Investment in Public Entity transaction; approximately $170,000 in general corporate legal fees; approximately $408,000 in salaries, wages and related personnel costs; approximately $286,000 in business, financial and other professional services; approximately $109,000 for various insurance premiums typical of a public company; and approximately $22,500 for board of directors compensation.  The remaining selling, general and administrative expense pertained to our general expansion of our operations.

Research and Development Research and development expenses incurred for the six-month period ended June 30, 2004 were $142,466.  Beginning in January 2004, we engaged Biochemics to provide services pursuant to a February 2003 manufacturing and development agreement. These services related to the formulation of an analgesic utilizing the active ingredient ibuprofen.  Pre-clinical studies utilizing animals were conducted and billed as part of this research.  No such charges were incurred during the six-month period ended June 30, 2003.

Stock Based Compensation We are required to record stock-based compensation when we grant options to purchase our common stock to non-employees in accordance with SFAS 123. The value of these options is calculated using the Black-Scholes option-pricing model. Stock based compensation for the six-month period ended June 30, 2004 was $124,134.  During this six-month period the Company granted 165,000 options to non-employees pursuant to its Stock Incentive Plan. In addition, 225,000 options were granted to a consultant, which were separately registered by the Company by filing a Form S-8 with the SEC in February 2004.  There were no common stock options granted to non-employees prior to June 30, 2003, accordingly there was no stock-based compensation recorded in the six-month period ended June 30, 2003.

Liquidity and Capital Resources

Historically, while we were a division of BioChemics, cash was managed on a centralized basis. Cash receipts associated with our business were transferred to BioChemics directly upon receipt and in turn BioChemics has provided funds to cover our disbursements. Accordingly, BioChemics made cash contributions to our capital in the three and six–month periods ended June 30, 2003 to cover our deficits incurred during that period and to fund the initial costs of a private placement, discussed below which closed in May 2003.  BioChemics provided us with approximately $370,000 during the six-month period ended June 30, 2003 that we later reimbursed with a portion of the net proceeds from our December 2003 initial public offering.

In accordance with our plan to obtain independent financing as a stand-alone entity, we initiated a private placement of our 10% convertible subordinated pay-in-kind promissory notes in the aggregate principal amount of $500,000. The proceeds from the sale of these notes were used to fund certain expenses related to our initial public offering, as well as for general administrative and operating expenses, which is discussed further below. In December 2003, we repurchased $35,000 principal amount of these notes at cost, without interest, from an unrelated third party investor.  The private placement closed in May 2003.

On December 15, 2003, we completed an initial public offering of 1,667,500 shares of our Class A common stock (5,002,500 on a post-split basis) at a price of $5.00 per share ($1.67 on a post-split basis), raising approximately $6.4 million, net of issuance costs. At June 30, 2004, we had approximately $3.9 million remaining from these proceeds for our working capital needs. Concurrently with the completion of our initial public offering, we converted our 10% convertible subordinated pay-in-kind promissory notes into an aggregate of 200,371 shares of Class A common stock (601,113 shares on a post-split basis).

In the six-month period ended June 30, 2004, we received an aggregate of $450,000 from the exercise of warrants in February 2004 and March 2004 by the founder of Commotion LLC, a marketing company that we closed a marketing agreement with on January 1, 2004. These warrants were issued on January 16, 2004 (please see “Outlook for the remainder of 2004” for more information on our agreement with Commotion, LLC).

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

In connection with this transaction, we paid approximately $600,000 in fees to various third parties.  These fees were not refunded when we repaid the investor and, accordingly, were recorded as an expense during the six-month period ended June 30, 2004.

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

Quantitative and Qualitative Disclosures Regarding Market Risk

Interest Rate Sensitivity

As of June 30, 2004, we had cash and cash equivalents of $3,892,959 that consisted of highly liquid money market instruments with maturities less than 90 days. Because of the short maturities of these instruments, a sudden change in market interest rates would not have a material impact on the fair value of the portfolio. Accordingly we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our portfolio.

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

At June 30, 2004, we had an accumulated deficit of approximately $4.6 million.  We expect to incur additional operating losses as we expand our marketing, sales and development efforts. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations may be materially and adversely affected.

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

• delay, interruption or suspension of product manufacturing, distribution, marketing and sale; or

• civil or criminal sanctions.

The discovery of previously unknown problems with our initial and future products may result in the interruption of marketing, including withdrawal from the market.  In addition, the FDA may revisit and change its prior determinations with regard to the safety or efficacy of our products. If the FDA’s position changes, we may be required to change our labeling or cease the marketing and manufacturing of the product or products at issue.  Even prior to any formal regulatory action, we could voluntarily decide to cease the distribution and sale or recall any of our future products if concerns about their safety or efficacy develop.

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

        The market price of our common stock has experienced, and may continue to experience, significant volatility. During 2003 and the first six months of 2004, the per share closing price of our common stock ranged from $0.40 to $14.11.  As a result of the temporary suspension of trading in our securities on April 1, 2004, our press release dated April 7, 2004 advising investors not to trade in our securities until further disclosure was made by us, and our voluntary delisting of our securities from The Nasdaq Stock Market on April 8, 2004, there is not currently an organized market in our securities, and there can be no assurance that such a market will develop.  On August 6, 2004 the closing price for a share of our Class A Common Stock as quoted by the OTC Pink Sheets was $1.44. The value of our Class A Common Stock may decline regardless of our operating performance or prospects. Factors affecting our market price include:

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

Regardless of whether we win or lose, these securities class action lawsuits, and others which may be filed, could result in:

•                  potential liabilities;

•                  a material adverse financial statement impact

•                  substantial costs for defending these suits; and

•                  a diversion of management’s attention and resources.

If there are adverse developments in the lawsuits against us, or resolution of our regulatory matters with the SEC and the FDA takes longer than we expect, our capital resources could be adversely affected.

Our insurer notified us that it rejects its liability to reimburse us with respect to any of the claims asserted in any of the current litigation against the Company or our officers or directors.  If the insurer is successful in rejecting its liability, it may adversely affect our business.

We rely on our director and officer liability insurance policy to provide us with sufficient coverage to reimburse us for the cost of defense and, up to its coverage limit, to offset any unfavorable outcome which may result from class action lawsuits or derivative actions filed against us or our directors and officers.  Our insurer has notified us that based on a coverage evaluation, it intends to reject liability to reimburse the Company with respect to any of the claims asserted in any of the litigation summarized under “Recent Events” for a substantial majority of the policy coverage and that it may seek to rescind the policy with respect to the balance of the policy coverage.  The Company intends to vigorously contest the insurer’s positions.

If the insurer prevails, it may adversely affect our capital resources and in turn our business.

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

After the initiation of the trading suspension, we ceased marketing and selling Athlete’s Relief, Osteon and Termin8.  Marketing and sale of these products has not yet resumed.  We anticipate that our marketing and sales of these products will resume by the end of 2004, although there is no guarantee of this.  We expect that our sales and marketing efforts will resume if and when all outstanding issues between the SEC, FDA and the Company have been addressed.  We do not know if, or when, this will occur.

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

We do not possess product development capability. As a result, we depend on collaborations with third parties, such as BioChemics, for development of our product candidates. During the three and six-month periods ended June 30, 2004, we incurred research and development costs of approximately $47,300 and $142,470 respectively related to the formulation of an analgesic utilizing the active ingredient ibuprofen.  Pre-clinical studies utilizing animals were conducted and billed as part of this research.  These services were incurred pursuant to a February 2003 manufacturing and development agreement with BioChemics (see Manufacturing and Development agreement filed on September 9, 2003 as an exhibit to Amendment 1 of our Registration Statement). In addition, we have no manufacturing capability. As a result, we will depend on BioChemics, which in turn will rely upon third parties to manufacture our products. Although our strategy is based on leveraging BioChemics’ ability to develop and manufacture our products for commercialization in the OTC marketplace, we will be dependent on BioChemics’ collaborations with drug development and manufacturing collaborators. If we and BioChemics are not able to maintain existing collaborative arrangements or establish new arrangements on commercially acceptable terms, we would be required to undertake product manufacturing and development activities at our own expense. This would increase our capital requirements or require us to limit the scope of our development activities. Moreover, we have limited or no experience in conducting full scale bioequivalence studies, preparing, and submitting regulatory applications, and manufacturing and marketing drug products. There can be no assurance that we will be successful in performing these activities and any failure to perform such activities could have a material adverse effect on our business, financial condition and results of our operations.

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

We were originally formed as a division of BioChemics and the viability and financial strength of BioChemics is critical to our success. Throughout our development, we have relied on services and financing provided to us by BioChemics. When we became an independent operating entity, we entered into a license agreement and, prior to the consummation of our initial public offering, we entered into a manufacturing and development agreement, with BioChemics. We presently maintain our executive offices on premises that we share with BioChemics. We do not have a lease agreement with BioChemics. We believe that we can obtain suitable alternative space without any material disruption of our business and that such space will be available to us in the future on commercially reasonable terms. Since BioChemics provides us with administrative and managerial support, our results of operations include allocations of certain BioChemics expenses, such as centralized accounting, data processing, utilities, office space rental, supplies, telephone and other BioChemics corporate services and infrastructure costs. These expenses have been charged back to us as a management fee. We recorded approximately $8,200 and $25,500 respectively in these related-party fees in the three-month periods ended June 30, 2004 and 2003 and approximately $16,400 and $56,000 respectively in the six-month periods ended June 30, 2004 and 2003. In addition, during the six-month period ended June 30, 2003, BioChemics provided financing to us in the amount of $369,506 to fund our operating losses incurred during that six-month period as well as fund the up front costs of a private placement closed in May 2003, see discussion at “Liquidity and Capital Resources.  This was reimbursed as a portion of the amount paid to BioChemics upon the closing of our initial public offering in December 2003. The expense allocations have been determined on the basis that we and BioChemics consider to be reasonable reflections of the utilization of services provided for the benefit received by us.  The loss of the services provided by BioChemics or the loss of the license of the VALE patents or the PENtoCORE technology under the license agreement would have a material adverse effect on our business, financial condition and results of operations.

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

John J. Masiz, the Company’s President and Chief Executive Officer, has agreed to terms with the SEC  to settle a proposed action by the SEC against him, without admitting or denying the proposed allegations in the civil complaint, that would prevent him from serving as an officer or director of any public company, including the Company, for a period of five years.  If Mr. Masiz is barred from serving as an officer and director of the Company for this five-year period, he will be permitted and intends to continue to be an active employee of the Company.  If the offer to settle is formally accepted by the SEC and approved by the court, Mr. Masiz would resign as the President and Chief Executive Officer of the Company, as well as the Chairman of the Board of Directors of the Company.  The Company is in the process of conducting a search for a new Chief Executive Officer to replace Mr. Masiz when he resigns. Due to a high demand for highly trained executives in our industry, there is no assurance that we will be able to attract or retain a suitable Chief Executive Officer now or in the future, and this could have a material adverse effect on our business, financial condition and results of operations.

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

Our principal stockholder, BioChemics, owns 4,500,000 shares of our Class B common stock, which at June 30, 2004 represented approximately 70% of the combined voting power of our common stock. Mr. Masiz, as President, Chief Executive Officer and Chairman of BioChemics and, as the principal stockholder in BioChemics, will be able to control the outcome of stockholder votes, including votes concerning the election of our directors, the adoption or amendment to provisions in our certificate of incorporation or by-laws, the approval of mergers and/or acquisitions, decisions affecting our capital structure and other significant corporate transactions. This concentration of ownership may delay, deter or prevent transactions that would result in a change of control, which in turn could reduce the value of our common stock.

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

ITEM 3.                                                     CONTROLS AND PROCEDURES

In connection with the preparation and filing of this Quarterly Report on Form 10-QSB, our management, including our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined under Rules l3a-l5(e) and 15d-l5(e) promulgated under the Exchange Act) as those controls existed as of June 30, 2004.  Based on this evaluation, our principal executive and principal financial officers have concluded that although our disclosure controls and procedures were not effective, certain steps that were implemented with the intention of improving our disclosure controls and procedures over our prior reporting period resulted in a significant improvement to ensure that material information is recorded, processed, summarized and reported properly by our management on a timely basis in order to comply with our disclosure obligations.  These steps included:

•                  hiring counsel expert in FDA regulation; and

•                  hiring special counsel expert in SEC regulation.

We have also concluded that it is desirable and necessary to hire a chief executive officer with experience in FDA regulation and SEC reporting obligations.  We anticipate completing our search for a chief executive officer with appropriate experience by the end of 2004. We believe with the completion of that step we will be able conclude that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Recent Events

 SEC and FDA Regulatory Matters.    (See “Recent Events — Trading Suspension” in the Company’s amended Annual Report on Form 10-KSB/A, filed July 21, 2004, which is incorporated herein by reference, and

“Recent Events — Trading suspension” in the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004, filed on July 20, 2004, which is incorporated herein by reference.)  The Company has agreed with the SEC to settlement terms of a proposed action to be filed by the SEC, without admitting or denying the proposed allegations of the civil complaint, pursuant to which the Company will be permanently enjoined from violating certain of the anti-fraud provisions of the Securities Act and the Exchange Act.  The SEC’s proposed complaint will allege that the Company’s registration statement in respect of the Company’s initial public offering, the Company’s annual report for 2003 and a statement on the Company’s website were false and misleading as a result of statements and omissions concerning the FDA approval or qualification of the Company’s products.  The Company expects that the settlement will be formally approved by the SEC soon and will be presented to a court for approval shortly thereafter.  In addition, the Company’s President and Chief Executive Officer has agreed to settle a similar proposed action by the SEC against him, without admitting or denying the proposed allegations of the civil compliant, that would similarly enjoin him and prevent him from serving as an officer or director of any public company, including the Company, for a period of five years.  If Mr. Masiz is barred from serving as an officer and director of the Company for this five-year period, he will be permitted and intends to continue to be an active employee of the Company. The Company expects that the President and Chief Executive Officer’s settlement will also be formally approved by the SEC soon and will be presented to a court for approval shortly thereafter. Please see “Changes in Management” below for additional information on Mr. Masiz’s resignation as well as “Risk Factors” – “If we fail to attract, train and retain additional highly qualified senior executives and technical and managerial personnel in the near future, our business will suffer.”

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

                                                Litigation.  In April, May, and June 2004, the Company and certain of its officers were sued in several purported securities class action lawsuits filed in the United States District Court for the District of Massachusetts.  The complaints, which seek equitable and monetary relief, an unspecified amount of damages, with interest, attorneys fees and costs, allegedly were filed on behalf of purchasers of the Company’s Class A common stock during the period December 11, 2003 to March 31, 2004 and allege that during that period, the defendants violated the federal securities laws by allegedly failing to make accurate and complete disclosures concerning the Company, its financial condition, its business operations and future prospects, the clinical trial and endorsement of the Company’s Termin8 anti-fungal product (previously known as “deFEET”) and the institutional demand for the Company’s securities.  These complaints are captioned as follows:  Dennis E. Smith v. Vaso Active Pharmaceuticals, Inc., et al., Civ. No. 04-10708 (RCL) (D. Mass.); Richard Shapiro v. Vaso Active Pharmaceuticals, Inc., et al., Civ. No. 04-10720 (RCL) (D. Mass.); Christopher Pepin v. Vaso Active Pharmaceuticals, Inc., et al., Civ. No. 04-10763 (RCL) (D. Mass.); Modhi Gude, et al. v. Vaso Active Pharmaceuticals, Inc., et al., Civ. No. 04-10789 (RCL) (D. Mass.); Kim Benedetto, et al. v. Vaso Active Pharmaceuticals, Inc., et al., Civ. No. 04-10808 (RCL) (D. Mass.); Dean Dummer v. Vaso Active Pharmaceuticals, Inc., et al., Civ. No. 04-10819 (RCL) (D. Mass.); Edward Tovrea v. Vaso Active Pharmaceuticals, Inc., et al., Civ .. No. 04-10851 (RCL); Kourosh Alipor v. Vaso Active Pharmaceuticals, Inc., et al., Civ. No. 04-10877 (RCL); Paul E. Bostrom v. Vaso Active Pharmaceuticals, Inc., et al., Civ. No. 04-10948 (RCL); Ira A. Turret Sep-Ira Dated 01/24/02 v. Vaso Active Pharmaceuticals, Inc., et al., Civ. No. 04-10980 (RCL); Richard Pagona v. Vaso Active Pharmaceuticals, Inc., et al., Civ. No. 04-11100 (RCL); James Karanfilian v. Vaso Active Pharmaceuticals, Inc., et al., Civ. No. 04-11101 (RCL); and Charles Robinson v. Vaso Active Pharmaceuticals, Inc., et al., Civ. No. 04-11221 (RCL).  The Court has consolidated the above-referenced cases, other than the Tovrea and Karanfilian complaints, under the caption In Re Vaso Active Pharmaceuticals Securities Litigation, Civ. No. 04-10708 (RCL).

The Company has also been named as a nominal defendant in two shareholder derivative actions filed, the first filed in April 2004 against its directors and certain of its officers and against BioChemics, Inc. entitled Joseph Rosenkrantz v. BioChemics, Inc., et al, Civ. No. 04-10792 (RCL) (D. Mass.)  and the second filed in June 2004, also against the Company’s directors and certain of its officers and against BioChemics, Inc. entitled William Pomeroy v. BioChemics Inc., et al,  Civ. No. 04-11399 (RCL) (D. Mass.).  The complaints allege, among other things, that the alleged conduct challenged in the securities cases pending against the Company in Massachusetts (described above) constitutes a breach of the defendants’ fiduciary duties to the Company.  The complaints seek equitable and monetary relief, an unspecified amount of damages, and attorneys and other fees, costs and expenses, ostensibly on behalf of the Company. On July 28, 2004, the parties filed a joint motion requesting that the Court consolidate these actions and establish a procedure for consolidation of any subsequently filed derivative related case; appoint Co-Lead and Liaison Counsel for plaintiffs; stay all pretrial proceedings in these actions and any related actions until the earlier of (a) the resolution of any motion to dismiss filed in the above-referenced consolidated securities fraud litigation, or (b) the filing of answers by all defendants in the same matter; and acknowledge defendants’ acceptance of service of the Pomeroy and Rosenkrantz complaints.  The Court has not ruled on this motion.

Although the Company intends to vigorously defend against these cases, the litigation process is inherently uncertain and there can be no guarantee as to the ultimate outcome of these matters.  There is also no guarantee that these will be the only lawsuits brought against the Company with respect to these matters.

An unfavorable outcome in one or more of these related cases could have a material adverse effect on the Company’s financial position, liquidity and results of operations.  In addition to the costs of defending these cases, the Company may provide indemnification for expenses and losses that may be incurred by its directors and officers as parties to one or more of these cases.  Although the Company is seeking coverage under its director and officer liability insurance policy, the Company’s insurer notified us in writing on August 3, 2004, that, based on its coverage evaluation, it intends to reject its liability to reimburse the Company with respect to any of the claims asserted in any of the above-described litigation against the Company or its officer or directors for a substantial majority of the policy coverage and that it may seek to rescind the policy with respect to the balance of the policy coverage.  The Company intends to vigorously contest the insurer’s positions. If the insurer prevails, the costs of defending these cases and providing indemnification to our directors and officers may be substantial.

Because of the uncertainty of estimating the potential financial statement impact of any of these actions with any reasonable degree of accuracy, at this time the Company has not reserved for any potential liability or costs that may arise as a result of this litigation except for $200,000 recorded on March 31, which represents the insurance deductible that the Company can not expect to recover.  While the cases are in very preliminary stages and the outcomes are not predictable, if a substantial amount is payable by the Company and is not reimbursed through its director and officer liability policy, this will have a material adverse effect on the Company’s financial position and liquidity.

ITEM 2.  CHANGES IN SECURITIES

Private Placement

On March 16, 2004 we entered into a private placement transaction with an institutional investor in the amount of $7.5 million. The investment was in the form of an 18 month 2% Convertible Note convertible into shares of Class A common stock at a conversion rate of $9 per share.  In addition, we issued to the investor warrants to purchase 166,667 shares of our Class A common stock at an exercise price of $8.75 per share.  On April 8, 2004, we entered into a settlement agreement and release with the investor pursuant to which we repaid the investor the sum of $7.5 million without penalty, interest, redemption premium or any other premium or penalty, plus an expense reimbursement in the amount of $15,000.  In consideration of this repayment, the investor surrendered the Note and warrants and terminated all other agreements entered into in connection with the private placement transaction.  See “Recent Events” Unwinding of March 16, 2004 Private Investment In Public Entity” for further information.

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

Items 3, 4 and 5 are not applicable and have been omitted.

ITEM 6 (a).  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number	Description of Exhibit
19.1	Amended Annual Report of Vaso Active Pharmaceuticals, Inc. on Form 10-KSB/A, filed July 21, 2004.(1)
19.2	Quarterly Report of Vaso Active Pharmaceuticals, Inc. on Form 10-QSB filed July 20, 2004.(2)
31.1	Certification of John J. Masiz, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(3)
31.2	Certification of Joseph Frattaroli, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(3)
32.1	Certification of John J. Masiz, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(3)
32.2	Certification of Joseph Frattaroli, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(3)

(1) Filed with the Securities and Exchange Commission on July 21, 2004.

(2) Filed with the Securities and Exchange Commission on July 20, 2004.

(3) Filed herewith.

ITEM 6 (b).  Reports on Form 8-K

The Company filed Form 8-K on April 7, 2004, containing a press release announcing the suspension of trading of its common stock and advising the public that its reports and certain other publicly released information should not be relied upon and that it caused its securities to be removed from NASDAQ.

The Company filed Form 8-K on April 8, 2004, containing a press release announcing the execution of a Settlement Agreement and Release between the Company and The Riverview Group LLC, dated as of April 8, 2004.

The Company filed Form 8-K on April 19, 2004 containing a press release reminding brokers and dealers to be alert to the requirements of Rule 15c2-11 under the Securities Exchange Act of 1934 upon the termination of the trading suspension in its Securities.

The Company filed Form 8-K on May 4, 2004 containing a press release announcing the Annual Meeting of Stockholders of the Company, originally scheduled to be held on May 13, 2004, has been postponed and will be rescheduled for a later date yet to be determined.

The Company filed Form 8-K on June 21, 2004 containing a press release announcing Kevin J. Seifert resigned as the Chief Operating Officer and a director of Vaso Active Pharmaceuticals, Inc. effective June 18, 2004.

SIGNATURES

In accordance with Section 13 and 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 9, 2004.

VASO ACTIVE PHARMACEUTICALS, INC.

By:	/s/ Joseph Frattaroli
Joseph Frattaroli
Chief Financial Officer