Form 10QSB
period 2004-09-30
VASO ACTIVE PHARMACEUTICALS INC
filed 2004-11-15
CIK 1232400

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

               FOR THE TRANSITION PERIOD FROM _____ TO _________

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

                 99 Rosewood Drive, Suite 260, DANVERS, MA 01923
                    (Address of principal executive offices)

                                 (978) 750-1991
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, Class A, $0.0001 par value:    5,828,613 shares outstanding as of November 12, 2004
Common stock, Class B, $0.0001 par value:    4,500,000 shares outstanding as of November 12, 2004
               Transitional Small Business Disclosure Format: Yes [ ] No [X]


                        VASO ACTIVE PHARMACEUTICALS, INC.

                              INDEX TO FORM 10-QSB

                                                                            page
                                                                            ----
PART I.  FINANCIAL INFORMATION

ITEM 1 - Condensed Financial Statements (unaudited):

Condensed Balance Sheets as of September 30, 2004
   and December 31, 2003 (audited).............................................3
Condensed Statements of Operations for the Three and
   Nine-Month Periods Ended September 30, 2004 and 2003........................4
Condensed Statements of Cash Flows for the Nine-Month
   Periods Ended September 30, 2004 and 2003...................................5
Notes to the Condensed Financial Statements....................................6

ITEM 2 - Management's Discussion and Analysis of
   Financial Condition and Results of Operations..............................11

ITEM 3 - Controls and Procedures..............................................36

PART II    OTHER INFORMATION

ITEM 1 - Legal Proceedings....................................................37

ITEM 6 - Exhibits and Reports on Form 8-K.....................................39

Signatures....................................................................41

                                VASO ACTIVE PHARMACEUTICALS, INC.
                                     CONDENSED BALANCE SHEETS

                                                                   SEPTEMBER 30,    DECEMBER 31,
                                                                   ------------     ------------
                                                                       2004             2003
                                                                   ------------     ------------
                                                                   (UNAUDITED)
            ASSETS

CURRENT ASSETS:
Cash and cash equivalents ....................................     $ 3,016,793      $ 6,109,775
Accounts receivable ..........................................           1,846            1,357
Inventory ....................................................         125,512           60,826
Prepaid expenses .............................................         104,644          145,684
                                                                   ------------     ------------
     TOTAL CURRENT ASSETS ....................................       3,248,795        6,317,642

Property and equipment - net .................................          36,763               --
                                                                   ------------     ------------
                                                                   $ 3,285,558      $ 6,317,642
                                                                   ============     ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable .............................................     $   387,617      $   125,029
Accrued compensation .........................................          54,009          278,438
Other accrued expenses .......................................          13,637          197,564
Due to parent company ........................................          77,667           89,507
                                                                   ------------     ------------
   TOTAL CURRENT LIABILITIES .................................         532,930          690,538

Commitments and contingencies (Note 1) .......................         200,000
                                                                   ------------     ------------
                                                                       732,930          690,538
                                                                   ------------     ------------
STOCKHOLDERS' EQUITY:
Preferred stock - $0.0001 par value; authorized
    10,000,000 shares; issued and outstanding, none ..........              --               --
Common stock - $0.0001 par value; authorized
    30,000,000 shares; issued and outstanding, 10,328,613
    September 30, 2004; and 10,103,613 December 31, 2003 .....           1,033            1,011
Additional paid-in capital ...................................       8,093,656        7,305,565
Deferred compensation ........................................        (198,878)              --
Accumulated deficit ..........................................      (5,343,183)      (1,679,472)
                                                                   ------------     ------------
   TOTAL STOCKHOLDERS' EQUITY ................................       2,552,628        5,627,104
                                                                   ------------     ------------
                                                                   $ 3,285,558      $ 6,317,642
                                                                   ============     ============

                    See notes to the unaudited condensed financial statements.

                                                3


                                            VASO ACTIVE PHARMACEUTICALS, INC.
                                       UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                            THREE-MONTH PERIOD                 NINE-MONTH PERIOD
                                                            ENDED SEPTEMBER 30,                ENDED SEPTEMBER 30,
                                                     -------------------------------     -------------------------------
                                                          2004              2003              2004              2003
                                                     -------------     -------------     -------------     -------------
Net revenues ...................................     $      2,632      $    (29,798)     $     10,641      $     51,876
Cost of revenues ...............................            2,743           (13,622)           48,371            31,279
                                                     -------------     -------------     -------------     -------------
      GROSS PROFIT .............................             (111)          (16,176)          (37,730)           20,597
                                                     -------------     -------------     -------------     -------------
Costs and expenses:
     Marketing, advertising and promotion ......           79,796            24,079           156,645            87,125
     Management fee ............................           19,672            42,958            35,992            99,000
     Selling, general and administrative .......          557,662            45,147         3,130,209           197,538
     Research and development ..................           57,459                --           199,925                --
     Stock based compensation ..................           15,101                --           139,235                --
                                                     -------------     -------------     -------------     -------------
       Loss from operations ....................         (729,801)         (128,360)       (3,699,736)         (363,066)

Other income (expense), net ....................           13,644            28,119            36,025            13,115
                                                     -------------     -------------     -------------     -------------
 NET LOSS ......................................     $   (716,157)     $   (100,241)     $ (3,663,711)     $   (349,951)
                                                     -------------     -------------     -------------     -------------
 Net loss per share - basic and
   diluted (Note 2) ...........................      $      (0.07)     $      (0.02)     $      (0.36)     $      (0.64)
                                                     -------------     -------------     -------------     -------------
Weighted average shares outstanding -
   basic and diluted (Note 2) .................       10,328,613         4,500,000        10,286,077           549,451
                                                     -------------     -------------     -------------     -------------

                                See notes to the unaudited condensed financial statements.

                                                4

                                       VASO ACTIVE PHARMACEUTICALS, INC.
                                 UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                   NINE-MONTH PERIOD ENDED
                                                                                        SEPTEMBER 30,
                                                                                -----------------------------
                                                                                    2004             2003
                                                                                ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ..................................................................     $(3,663,711)     $  (349,951)
Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization ........................................           1,331               --
     Stock-based compensation (Note 4) ....................................         139,235               --
     Inventory write-off ..................................................          38,871               --
     Commitments and contingencies (Note 1) ...............................         200,000               --
     Increase (decrease) in cash from change in:
         Accounts receivable ..............................................            (489)          53,437
         Inventory ........................................................        (103,557)         (33,936)
         Prepaid expenses .................................................          41,040            4,304
         Accounts payable .................................................         262,588          147,550
         Accrued interest .................................................              --           28,083
         Accrued compensation .............................................        (224,429)            (604)
         Other accrued expenses ...........................................        (183,927)              --
                                                                                ------------     ------------
                  Net cash used in operating activities ...................      (3,493,048)        (151,117)
                                                                                ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment ........................................         (38,094)              --
                                                                                ------------     ------------
                  Net cash used in investing activities ...................         (38,094)              --
                                                                                ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of Class A common stock .........................................         450,000               --
 Issuance of Class B common stock to parent ...............................              --              450
 Issuance of convertible notes ............................................       7,500,000               --
 Repayment of convertible notes ...........................................      (7,500,000)              --
 Net proceeds from issuance of 10% convertible promissory notes ...........              --          500,000
 Prepaid public offering costs ............................................              --         (613,940)
 Due to/from parent company ...............................................         (11,840)         423,183
                                                                                ------------     ------------
                  Net cash provided by financing activities ...............         438,160          309,693
                                                                                ------------     ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ......................      (3,092,982)         158,576

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ............................       6,109,775               --
                                                                                ------------     ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD ..................................     $ 3,016,793      $   158,576
                                                                                ------------     ------------

SUPPLEMENTAL DISCLOSURES:
  Interest paid ...........................................................     $        --      $        --
                                                                                ------------     ------------

                          See notes to the unaudited condensed financial statements.

                                                      5

                        VASO ACTIVE PHARMACEUTICALS, INC.

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.       NATURE OF BUSINESS AND BASIS OF PRESENTATION

THE COMPANY

         Vaso Active Pharmaceuticals, Inc. (the "Company") is an early-stage company established for the purpose of commercializing, marketing and selling over-the-counter, or OTC, pharmaceutical products that incorporate the vaso active lipid encapsulated ("VALE") technology or proprietary PENtoCORE (R) technology. The patents covering the VALE technology are held by BioChemics, Inc. ("BioChemics"), a privately-owned biopharmaceutical company. While the Company considers the PENtoCORE technology proprietary, it is not covered by patents. In February 2003, BioChemics granted the Company an exclusive, irrevocable, worldwide license to use and practice the VALE patents and PENtoCORE technology in order to commercialize, market and sell OTC pharmaceutical products. At September 30, 2004, BioChemics owned approximately 44% of the Company's combined classes of issued and outstanding common stock and 70% of the voting power of the Company's combined classes of issued and outstanding common stock.

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

         BioChemics provides the Company with certain management and administrative services including accounting, corporate services, data processing, telephone, office space and other corporate services and infrastructure. The financial statements of the Company include expense allocations on bases that the Company and BioChemics consider to be reasonable reflections of the utilization of services provided for the benefit received by the Company. In addition, for the three and nine-month periods ended September 30, 2003, the Company's marketing, advertising and promotion expenses include expenses related to the commercialization, marketing and distribution of BioChemics' athlete's foot preparation product, then called deFEET(R), the revenues of which are realized by the Company through an assignment of BioChemics' ownership interests in such revenues.

         The Company has a limited operating history and has incurred net losses since its inception. The Company's principal risks are the possibility of a material adverse effect from the actions and risks summarized under "SEC and FDA Matters," "Litigation" and "Risk Factors" sections of this Quarterly Report on Form 10-QSB.

     The accompanying unaudited financial statements have been prepared on the same basis as the annual financial statements included in the Company's Annual Report on Form 10-KSB/A filed with the United States Securities and Exchange Commission, or SEC, for the period ended December 31, 2003. In the opinion of management, all significant adjustments, which are normal, recurring in nature and necessary for a fair presentation of the financial position, cash flows and results of the operations of the Company, have been consistently recorded. The operating results for the interim periods presented are not necessarily indicative of expected performance for the entire year.

     Certain amounts from the prior year have been reclassified to conform to the current year presentation.

         The unaudited information should be read in conjunction with the audited financial statements of the Company and the notes thereto for the year ended December 31, 2003 included in the Company's Annual Report on Form 10-KSB/A filed with the SEC for that period.

INITIAL PUBLIC OFFERING

         On December 15, 2003 the Company completed an initial public offering of 1,667,500 shares of Class A Common Stock at a price of $1.67 per share raising approximately $6.4 million net of issuance costs.

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

SETTLEMENT OF SEC MATTERS

         On August 26, 2004, the U.S. Securities and Exchange Commission ("SEC") formally approved the terms of a settlement regarding alleged violations of securities laws stemming from allegedly misleading disclosures in the Company's initial public offering registration statement, its 2003 annual report and a statement on its website concerning the Food and Drug Administration's ("FDA") approval or qualification of the Company's products. The Company has agreed with the SEC to settlement terms without the Company admitting or denying the allegations of the civil complaint, pursuant to which the Company is permanently enjoined from violating the anti-fraud provisions of the Securities Act of 1933, as amended, and the antifraud and reporting provisions of the Securities Exchange Act of 1934, as amended. The SEC action filed with the United States District Court for the District of Columbia (the "Court") is styled SECURITIES AND EXCHANGE COMMISSION V. VASO ACTIVE PHARMACEUTICALS, INC. Civil Action No. 04 CV 01395 (RJL) (D.D.C.).

         In addition, the SEC formally approved the terms of a settlement with John J. Masiz, formerly the Company's President and Chief Executive Officer, without Mr. Masiz admitting or denying the allegations of the civil complaint, that likewise enjoins him from violating the antifraud and reporting provisions, and prevents him from serving as an officer or director of any public company, including the Company, for a period of five years. Effective as of August 17, 2004, Mr. Masiz resigned as an executive officer and a director of the Company. He is, however, permitted to remain an active employee and/or consultant of the Company. In light of the foregoing, the Company and Mr. Masiz agreed to terminate his employment agreement and enter into a new agreement. Pursuant to that agreement, Mr. Masiz will provide strategic consulting services regarding sales, marketing and business development to the Company for an initial term through June 30, 2008 and will report to the Chief Executive Officer of the Company. The Company has appointed its Chief Financial Officer Joseph Frattaroli to serve as its Acting President and CEO while the Company conducts a search for a new CEO. On September 13, 2004, the Court for the District of Columbia entered final judgments against the Company and Mr. Masiz, pursuant to the above referenced settlement terms.

FDA MATTERS

         The Company is not aware whether the FDA is contemplating any action against it. The Company believes that the active ingredients, dosage form and strengths of its Athlete's Relief, Osteon (R) and Termin8(TM) products are covered by the FDA's OTC Review Program and therefore we believe these products are currently eligible for marketing under the same program. The Company previously stated that it intended to distribute these products under revised labeling once it was reasonably sure that the marketing of these products is consistent with the FDA's requirements and policies. In May 2004, the Company submitted new labels for its previously marketed products to the FDA and has requested FDA comments on these labels. There is no regulatory requirement that the FDA review or comment on such materials and so far, the FDA has not provided any comment relating to the new labels. Although the Company has not been provided any comment from the FDA, the Company is now reasonably sure that these new labels are consistent with all FDA regulations and policies and as a result, the Company has resumed marketing and shipment of its products in September 2004.

EXCHANGE LISTING MATTERS

         In April 2004, the Listing Investigations staff of The Nasdaq Stock Market, Inc. ("Nasdaq") notified the Company that it had commenced an inquiry into the Company's compliance with Nasdaq's continued listing requirements and requested certain information from the Company relating to the pending regulatory matters. In light of the substantial administrative and cash burdens being borne by the Company at the time as well as the substantial legal costs anticipated with respect to the pending SEC and FDA matters, the Company determined that it was in the best interest of its shareholders to cease voluntarily the listing of its securities from Nasdaq. Therefore, upon the Company's request and effective on April 8, 2004, the Company's securities ceased to be listed on Nasdaq. Presently, the Company's securities are being quoted in the OTC Pink Sheets under the symbol "VAPH.PK." The closing price for the Company's securities as quoted in the Pink Sheets on November 12, 2004 was $0.50. The Company intends to seek listing of its securities on an exchange or other automated quotation system. However, there is no assurance that the Company will be successful in securing such listing or quotation or, even if it is so successful, that it will be able to maintain the listing or quotation of its securities on such exchange or quotation system.

LITIGATION MATTERS

         In April, May, and June 2004, the Company and certain of its officers (the "Defendants") were sued in several securities class action lawsuits filed in the United States District Court for the District of Massachusetts. The complaints, which seek equitable and monetary relief, an unspecified amount of damages, with interest, attorneys fees and costs, allegedly were filed on behalf of purchasers of the Company's Class A common stock during the period December 11, 2003 to March 31, 2004. The complaints allege that during the period in question the Defendants violated the federal securities laws by allegedly failing to make accurate and complete disclosures concerning the Company, its financial condition, its business operations and future prospects, the clinical trial and endorsement of the Company's Termin8 anti-fungal product (previously known as "deFEET") and the institutional demand for the Company's securities. These complaints are captioned as follows: DENNIS E. SMITH V. VASO ACTIVE PHARMACEUTICALS, INC., ET AL. , Civ. No. 04-10708 (RCL) (D. Mass.); RICHARD SHAPIRO V. VASO ACTIVE PHARMACEUTICALS, INC., ET AL. , Civ. No. 04-10720 (RCL) (D. Mass.); CHRISTOPHER PEPIN V. VASO ACTIVE PHARMACEUTICALS, INC., ET AL. , Civ. No. 04-10763 (RCL) (D. Mass.); MODHI GUDE, ET AL. V. VASO ACTIVE PHARMACEUTICALS, INC., ET AL. , Civ. No. 04-10789 (RCL) (D. Mass.); KIM BENEDETTO, ET AL. V. VASO ACTIVE PHARMACEUTICALS, INC., ET AL. , Civ. No. 04-10808 (RCL) (D. Mass.); DEAN DUMMER V. VASO ACTIVE PHARMACEUTICALS, INC., ET AL. , Civ. No. 04-10819 (RCL) (D. Mass.); EDWARD TOVREA V. VASO ACTIVE PHARMACEUTICALS, INC., ET AL. , Civ . No. 04-10851 (RCL); KOUROSH ALIPOR V. VASO ACTIVE PHARMACEUTICALS, INC., ET AL. , Civ. No. 04-10877 (RCL); PAUL E. BOSTROM
V. VASO ACTIVE PHARMACEUTICALS, INC., ET AL. , Civ. No. 04-10948 (RCL); IRA A. TURRET SEP-IRA DATED 01/24/02 V. VASO ACTIVE PHARMACEUTICALS, INC., ET AL. , Civ. No. 04-10980 (RCL); RICHARD PAGONA V. VASO ACTIVE PHARMACEUTICALS, INC., ET AL. , Civ. No. 04-11100 (RCL); JAMES KARANFILIAN V. VASO ACTIVE PHARMACEUTICALS, INC., ET AL. , Civ. No. 04-11101 (RCL); and CHARLES ROBINSON V. VASO ACTIVE PHARMACEUTICALS, INC., ET AL. , Civ. No. 04-11221 (RCL). The Court has consolidated the above-referenced cases, other than the TOVREA and KARANFILIAN complaints in the United States District Court for the District of Massachusetts, under the caption IN RE VASO ACTIVE PHARMACEUTICALS SECURITIES LITIGATION , Civ. No. 04-10708 (RCL), (the "Consolidated Action"). On November 4, 2004, the Court appointed Schiffrin & Barroway LLP as lead counsel for the Consolidated Action and appointed Shapiro, Haber & Urmy LLP as liason and local counsel. The Court also appointed Ewin Choi, Richard Ching, and Joe H. Huback as interim co-lead plaintiffs, pending a determination of whether the Consolidated Action may proceed as a class action. The Court further ordered that co-lead plaintiffs file a consolidated amended complaint in the Consolidated Action no later than December 4, 2004.

         The Company has also been named as a nominal defendant in three shareholder derivative actions. The first action was filed in the United States District Court for the District of Massachusetts in April 2004 against the Company's directors and certain of its officers and against BioChemics, Inc. styled JOSEPH ROSENKRANTZ V. BIOCHEMICS, INC., ET AL., Civ. No. 04-10792 (RCL) (D. Mass.); the second - filed in June 2004, also against the Company's directors and certain of its officers and against BioChemics, Inc. styled WILLIAM POMEROY V. BIOCHEMICS INC., ET AL., Civ. No. 04-11399 (RCL) (D. Mass.); and the third - in the Court of Chancery for the State of Delaware in September 2004 against its directors and certain of its officers entitled DOUGLAS WEYMOUTH
V. VASOACTIVE ET AL., Civ. No. 682-N (collectively, the "Complaints"). The Complaints allege, among other things, that the alleged conduct challenged in the securities cases pending against the Company in Massachusetts (described above) constitutes a breach of the Defendants' fiduciary duties to the Company. The Complaints seek equitable and monetary relief, an unspecified amount of damages, and attorneys and other fees, costs and expenses, ostensibly on behalf of the Company. On October 29, 2004, the Massachusetts Court approved a joint motion to consolidate the two Massachusetts derivative actions. The Delaware court has approved the parties' stipulated stay of all proceedings in the Delaware derivative action, at least until the resolution of the motion to dismiss the consolidated securities fraud litigation.

         Although the Company intends to vigorously defend against these cases, there can be no guarantee as to the ultimate outcome of these matters. There is also no guarantee that these will be the only lawsuits brought against the Company with respect to these matters.

         Because of the uncertainty of estimating the potential financial statement impact of any of these actions with any reasonable degree of accuracy, at this time the Company has not reserved for any potential liability or costs that may arise as a result of this litigation except for $200,000 recorded on March 31, 2004, which represents the insurance deductible that the Company cannot expect to recover. While the cases are in preliminary stages and the outcomes are not predictable, if a substantial amount is payable by the Company and is not reimbursed through its director and officer liability insurance policy, this will have a material adverse effect on the Company's financial position and liquidity.

         On August 3, 2004, the Company's insurer notified the Company that, based on its coverage evaluation, it intends to reject liability to reimburse the Company with respect to any of the claims asserted in any of the above-described litigation against the Company or its officers or directors for a substantial majority of the policy coverage and that it may seek to rescind the policy with respect to the balance of the policy coverage. The Company intends to vigorously contest the insurer's positions regarding this matter.

UNWINDING OF MARCH 16, 2004 PRIVATE INVESTMENT IN PUBLIC EQUITY.

         On March 16, 2004, the Company entered into a private placement transaction in the amount of $7,500,000 with an institutional investor. The investment was in the form of an 18-month 2% Convertible Note, or Note, convertible into shares of the Company's Class A common stock at a conversion rate of $9.00 per share, at the option of the investor. In addition, the Company issued to the investor warrants to purchase 166,667 shares of Class A common stock at an exercise price of $8.75 per share.

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

         In connection with this transaction, on March 16, 2004 the Company paid approximately $600,000 in fees to various third parties. These fees were not refunded when the Company repaid the investor and, accordingly, have been recorded as expense as of March 16, 2004 and are included in the expense caption "selling, general and administrative" for the nine-month period ended September 30, 2004.

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

         For the three and nine-month periods ended September 30, 2004, the effect of stock options and other potentially dilutive shares were excluded from the calculation of diluted net loss per common share as their inclusion would have been antidilutive.

         On a pro forma basis, net loss per share (basic and diluted) would have been $0.02 and $0.07, respectively for the three and nine-month periods ended September 30, 2003. This pro forma loss per share was calculated as if (i) the 4,500,000 shares of Class B common stock which were issued to BioChemics in June 2003 had been issued to BioChemics on January 1, 2003, and (ii) the 10% convertible promissory notes which were issued in April 2003 and converted into 601,113 shares of Class A common stock in December 2003 had been converted into 601,113 shares of Class A common stock on January 1, 2003.

3.       REVENUE RECOGNITION

         The Company recognizes revenue from product sales in accordance with generally accepted accounting principles in the United States, including the guidance in Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," which supercedes SAB No. 101, "Revenue Recognition in Financial Statements," and Statement of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition When Right of Return Exists."

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

4.       STOCK-BASED COMPENSATION

         The Company accounts for stock-based employee compensation arrangements using the intrinsic value method in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based

Compensation." Under the intrinsic value method, compensation associated with stock awards to employees is determined as the excess, if any, of the current fair value of the underlying common stock on the date compensation is measured over the price an employee must pay to exercise the award. The Company accounts for stock options and awards to non-employees using the fair -value method.

         The Company has an employee stock incentive plan and a non-employee director compensation plan, which are described more fully in Note 6 to the Company's Annual Report on Form 10-KSB/A for the period ended December 31, 2003.

         The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair-value recognition provisions of SFAS No. 123, as amended, to options granted under the stock option plans and rights to acquire stock granted under the Company's stock option plans. For purposes of this PRO-FORMA disclosure, the value of the options is estimated using a Black-Scholes option pricing model and amortized ratably to expense over the options' vesting periods. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.

                                                 THREE-MONTH        NINE-MONTH
                                                 PERIOD ENDED      PERIOD ENDED
                                                 SEPTEMBER 30,     SEPTEMBER 30,
                                                      2004             2004
                                                 -------------     -------------
Net loss, as reported ......................     $   (716,157)     $ (3,663,711)
Add: stock-based compensation included
  in the determination of net loss .........           15,101           139,235
Less: stock-based compensation had all
  options been recorded at fair value ......         (105,176)         (737,219)
                                                 -------------     -------------
Adjusted net loss ..........................     $   (806,232)     $ (4,261,695)
                                                 -------------     -------------
Weighted average shares outstanding,
  basic and diluted ........................       10,328,613        10,286,077
Net loss per share, basic and diluted,
  as reported ..............................     $      (0.07)     $      (0.36)
                                                 -------------     -------------
Adjusted net loss per share,
  basic and diluted ........................     $      (0.08)     $      (0.41)
                                                 -------------     -------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         Management's Discussion and Analysis of Financial Condition and Results of Operations should be read together with our unaudited condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-QSB. This Quarterly Report on Form 10-QSB, including the following discussion, contains trend analysis and other forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements in this Quarterly Report on Form 10-QSB that are not statements of historical facts are forward-looking statements. These forward looking statements made herein are based on current expectations of the Company, involve a number of risks and uncertainties and should not be considered as guarantees of future performance. The factors that could cause actual results to differ materially include: interruptions or cancellation of existing contracts, impact of competitive products and pricing, product demand and market acceptance, risks, the presence of competitors with greater financial resources than the Company, product development and commercialization risks, changing economic conditions in developing countries, and an inability to arrange additional debt or equity financing. Actual results may differ materially from those set forth in such forward-looking statements as a result of factors set forth elsewhere in this Quarterly Report on Form 10-QSB, including under "Risk Factors." More information about factors that potentially could affect the Company's financial results is included in the Company's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-KSB for the year ended December 31, 2003.

OVERVIEW

FORMATION

         We began our operations in January 2001 as a division of BioChemics, a biopharmaceutical company engaged in the development of transdermal and topical drug delivery systems. In January 2003, we incorporated in Delaware and became a wholly owned subsidiary of BioChemics, focused on the further commercialization of our existing OTC products and the development, through BioChemics and other potential collaboration partners, of new OTC product candidates. We continue to rely on BioChemics to provide us with administrative support services, manufacturing and product development services and vaso active lipid encapsulated ("VALE") and proprietary PENtoCORE(R) technology licenses.

         On December 15, 2003, we completed an initial public offering of 5,002,500 shares of our Class A common stock at a price of $1.67 per share raising approximately $6.4 million, net of issuance costs. Effective March 5, 2004, we completed a 200% stock dividend to holders of record of both our Class A and B common stock on February 23, 2004. Except where noted, all share and per share information contained in this Quarterly Report on Form 10-QSB have been adjusted to reflect the effects of this dividend.

TECHNOLOGY
         Transdermal drug delivery is generally considered to be any process of delivering drugs through the skin and into the bloodstream without the use of an invasive instrument such as a needle. We believe that transdermal drug delivery offers potential advantages over other commonly accepted modes of drug delivery for the treatment of certain diseases and medical conditions. We believe that these potential advantages include:

         o        REDUCTION OF ROUTE-OF-ADMINISTRATION RELATED SIDE EFFECTS.
                  Because they are absorbed through the stomach, some orally administered medicines can cause significant gastrointestinal side effects, sometimes leading to discontinuation of the medication. There also may be side effects associated with the delivery of some drugs through the nasal lining, the lungs, and the skin using traditional methods. The goal of the VALE transdermal delivery system is to provide effective therapy while minimizing side effects.

         o IMPROVED DRUG PERFORMANCE. Transdermal formulations may have the potential to improve the effectiveness of a drug by avoiding the stomach and the first-pass metabolism associated with oral delivery of drugs. Transdermal drug delivery also may have the potential to create a higher bioavailability index for certain drugs, allowing for the desired concentration of the drug molecule to reach the bloodstream from a smaller dose of drug applied to the patient. Bioavailability index is defined as the fraction of the drug amount administered that reaches the central circulation. By definition, bioavailability for a drug administered intravenously is 100% and drugs administered by other methods will typically have bioavailability indices of less than 100%, depending on the efficiency of drug transfer into the blood.

         There are many different technologies used to deliver drugs transdermally. The most common technologies employed are: (i) patches that adhere to the skin, holding a drug in place while it is administered over time;
(ii) liposome, or artificially prepared cell-like structures, which are applied topically and absorbed; or (iii) an outside energy source producing electricity (iontophoresis), or sound (sonophoresis), to help move the drug through the various skin layers. We believe all three of these technologies have certain drawbacks that may limit their utility.

         We believe that Vaso Active's formulation technologies can be applied to a significant array of currently off-patent drugs for commercialization in the OTC marketplace. The VALE technology is a transdermal formulation that we believe may have the potential to introduce drugs through the skin and into the bloodstream in an efficient and effective manner. The PENtoCORE technology is a topical formulation that we believe allows for the formation of OTC products with certain "use advantages" over similar products marketed by our competitors. "Use advantages" include characteristics such as lack of odor, residue, and feel.

         The goal behind the development of the VALE technology system is to create an active transdermal drug system that efficiently and effectively delivers drugs through the skin and into the blood supply without the need of a patch. In order to accomplish this, a delivery system must be able to overcome three skin barriers:

         o        the skin's outer layer, or epidermis;

         o the second layer, the dermis, which is composed of connective tissue, glands and hair; and

         o the walls of individual capillaries, tiny, thin-walled blood vessels that transport blood to the larger veins and arteries of the body.

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

MANUFACTURING AND DEVELOPMENT AGREEMENT

         In August 2003, we formalized a manufacturing and development agreement with BioChemics (the "Agreement") with respect to the ongoing manufacturing and development of our products and product candidates. The Agreement has an initial term of five years and shall be automatically renewed on each anniversary date of the agreement for an additional period of 12 months so long as the Agreement has not been terminated in acccordance with its terms and conditions. Under this agreement, BioChemics has and will continue toresearch, develop and manufacture products for us pursuant to specific purchase orders submitted by us from time to time. BioChemics will charge us a development and manufacturing fee at a rate of cost plus 10%. The Agreement permits BioChemics to use third party contractors to manufacture the products that BioChemics provides to us. Currently, BioChemics uses a privately owned third party company as its sole contract manufacturer. We do not currently, nor do we intend to, engage in the manufacturing of, nor conduct any research and development with respect to, any of our products or product candidates. However, in the event that BioChemics is unwilling or unable to meet our manufacturing needs in accordance with the terms of the Agreement with us, we have the right to retain outside third parties to manufacture our products. Pursuant to this Agreement, during the three and nine-month periods ended September 30, 2004, we incurred research and development costs of $57,459 and $199,925, respectively, related to the formulation of an analgesic utilizing the active ingredient ibuprofen. Pre-clinical studies utilizing animals were conducted and billed as part of this research.

ADMINISTRATIVE AND MANAGERIAL SUPPORT

         Effective September 1, 2003, we entered into an administrative services Agreement with BioChemics. Under this agreement, BioChemics provides to us, at our request, administrative support services including secretarial support, accounting and tax services, data processing services, utilities, designated office space, designated warehouse and storage space, office supplies, telephone and computer services and equipment and such other office and corporate support services as we may reasonably require from time to time. BioChemics charges us an administrative services fee at a rate of cost plus 10%. This agreement is in effect for an initial term of 5 years and will be automatically renewable on each anniversary date for an additional period of 12 months unless sooner terminated (i) for a material breach by us, not cured within three months, and upon written notice (ii) upon 30 days written notice by us, (iii) upon 45 days written notice by either party if BioChemics ceases to own beneficially shares of our capital stock to which are attached at least 49% of the votes that may be cast to elect our Directors, or (iv) upon written notice by either party in the event that we shall have disposed of all or substantially all of our assets.

         Pursuant to this agreement, since BioChemics provides us with administrative and managerial support, our results of operations include allocations of certain BioChemics expenses, such as centralized accounting, data processing, utilities, office space rental, supplies, telephone and other BioChemics corporate services and infrastructure. These expenses have been charged back to us as a management fee. In addition, during the nine-month period ended September 30, 2003, BioChemics provided financing to us in the amount of $445,822 to fund our operating losses incurred during that nine-month period as well as fund the up front costs of a private placement closed in May 2003, see discussion under "Liquidity and Capital Resources." This amount was reimbursed to BioChemics as a portion of the amount paid to BioChemics upon the closing of our initial public offering in December 2003. The expense allocations have been determined on the basis that we and BioChemics consider to be reasonable reflections of the utilization of services provided for the benefit received by us.

GOVERNMENT REGULATION

         GENERAL The development, testing, manufacture, labeling, marketing, and promotion of OTC drugs are subject to extensive regulation by the FDA under the Federal Food, Drug and Cosmetics Act ("FFDCA"), and by the Federal Trade Commission, or FTC, under the Federal Trade Commission Act ("FTC Act").

         The degree of regulation under the FFDCA is dependent, in part, upon whether the OTC drug, as formulated, labeled, and promoted, is considered by qualified experts, based on publicly available scientific data and information, to be generally recognized as safe and effective ("GRASE"), for its recommended conditions of use. If an OTC drug as formulated, labeled, and promoted is not considered GRASE for its recommended conditions of use or, if so considered, if it has not been used to a material extent or for material time, the drug is regulated under the FFDCA as a "new drug" which requires pre-market approval in the form of a New Drug Application, or NDA, before it can be commercially marketed.

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

         TREATMENT OF THE COMPANY'S PRODUCTS AND PRODUCT CANDIDATES We believe that the active ingredients, dosage form and strengths of our Athlete's Relief, Osteon and Termin8 products, licensed from BioChemics, are covered by the OTC Review Program and therefore are eligible for marketing under the OTC Review Program. In addition, we believe the revised labeling for these products is consistent with FDA laws and regulations. Accordingly, in September 2004, we introduced these products, with the revised labeling, to the market. Although these products are now on the market, there have not been significant shipments to date.

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

STRATEGY

         Our general strategy is to commercialize, market and sell transdermal and topical OTC drugs that we believe can be delivered in an efficient and reliable manner and have certain use advantages by utilizing both the VALE and PENtoCORE technologies.

         The development and test marketing of our three primary products which we license from BioChemics, has been completed. Each of these products uses PENtoCORE topical formulations. We are marketing each of our three current products with revised labeling under the OTC Review Program. These products are:

         o Athlete's Relief -- an OTC external analgesic designed to provide temporary relief from the muscle and joint pain associated with athletic activity; and

         o Osteon -- an OTC external analgesic designed to provide temporary relief from the muscular-skeletal pain associated with arthritis; and

         o Termin8 -- an OTC antifungal lotion designed to effectively treat athlete's foot (formerly branded under the name deFEET).

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

         In addition to and separate from our Athlete's Relief, Osteon and Termin8 products, we have identified and are currently developing, in collaboration with BioChemics, six additional OTC product candidates that will utilize either the VALE transdermal or PENtoCORE topical technology. Each of these product candidates are in various stages of development and are not yet available for sale. These product candidates are as follows:

         o        An analgesic utilizing ibuprofen;

         o        Toenail fungus treatment;

         o        Acne treatment;

         o        First aid treatments;

         o        Hand and body lotions; and

         o        Psoriasis treatment.

                  With regard to these product candidates, in instances where the active ingredient (e.g., ibuprofen), dosage form (e.g., VALE transdermal technology), strength, route of administration, directions for use or indication (e.g., toenail fungus) of the product candidate is not covered by the OTC Review Program or where the inactive ingredients used in the product candidate are not recognized as safe and suitable for their intended OTC use, we cannot market the product candidate without obtaining pre-market approval in the form of an approved new drug application, or NDA or an abbreviated new drug application, or ANDA. Conversely, where we believe the active ingredient, dosage form, strength, route of administration, directions for use, and indication of the product candidate are covered by the OTC Review Program and the inactive ingredients used in the product candidate are safe and suitable for their intended OTC use, the product candidate could be marketed without obtaining NDA or ANDA clearance, provided it conforms to the applicable OTC Monograph and is not otherwise adulterated or misbranded.

         We have finalized a formulation of our acne treatment utilizing our PENtoCORE topical technology. We intend to eventually market the acne treatment under the label RepiDerm(R). The product would contain 10% benzoyl peroxide
(BPO) as an active ingredient.

         There is a final OTC Monograph for acne drug products. The final Monograph does not, however, currently include BPO as an active ingredient. In its tentative final Monograph for OTC acne drug products, FDA proposed monograph status for BPO. However, following this proposal, the agency became aware of a study that raised a safety concern regarding BPO. FDA evaluated this study and other data submitted by a drug manufacturer association and, in 1991, the agency concluded that it was unable to state that BPO is generally recognized as safe. Accordingly, FDA published an amended tentative final monograph for OTC topical acne drug products in which it reclassified BPO from Category I (generally recognized as safe and effective and not misbranded) to Category III (available data are insufficient to classify as safe and effective, and further testing is required).

         In light of the Category III status, FDA subsequently concluded that the marketing under the OTC review program of BPO as an active ingredient in topical OTC acne drug products would be allowed to be continued (under the conditions set forth in the tentative final monograph, i.e. BPO at levels of 2.5 to 10 percent) while additional studies are conducted to answer the unresolved safety questions. However, the agency also tentatively determined that consumers who choose to use products containing BPO need to be provided additional information about the safe use of such products in the form of label warning statements regarding concomitant sunscreen use. There are numerous OTC acne treatment products containing 10% BPO that are currently being marketed under the OTC Review Program.

We believe that the active ingredients, dosage form, route of administration, directions for use, and indications of our RepiDerm acne treatment are covered by the OTC Review Program and, like similarly situated products on the market, can at this time be marketed under the OTC Review Program,. We will begin marketing when we are confident that RepiDerm is covered by the OTC Review Program and its marketing is consistent with FDA's policies regarding products that are being reviewed under the Program, specifically including BPO products. We do not expect to begin to market RepiDerm until after the first quarter of 2005.

         In September 2004, we introduced our new marketing and sales strategy and began shipping our products with revised labeling. We anticipate executing our marketing and sales strategy in two phases, as discussed below. We believe this two-phase approach is the most efficient and cost effective manner to quickly re-introduce our products to the market place.

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

         In January 2004, we executed our first strategic alliance with Ortho Distribution Inc., or ODI, a wholly owned subsidiary of OrthoRehab, Inc. of Tempe, Arizona. OrthoRehab has an extensive distribution network, across the United States and in approximately 50 other countries. We and ODI expect to launch our external analgesic product through ODI's distribution network by the end of 2004. To that end we have recently met with ODI's management to discuss the most efficient and expeditious manner in which to distribute product through its distribution system, especially their expanding international network.

         In March 2004, in furtherance of the first phase of our rollout strategy, we entered into an exclusive, direct to consumer media based, strategic alliance with M2G Media of Irvine, California, a marketing and distribution company that utilizes direct to consumer media and television as its primary form of marketing medium. M2G Media will market privately labeled versions of our current products specifically targeting the over the counter topical analgesic arthritis and pain relief markets. We expect M2G Media to commence infomercial filming by the end of 2004 and to launch product through its channels of distribution in the first quarter of 2005. However, there can be no assurance that this alliance will continue, or if continued, that it will be successful.

         In the second phase of our rollout strategy, we intend to pursue opportunities to launch our products into retail market chains, but not before 2005. We believe that because retail sales efforts typically require large economic outlays and long sales cycles, they produce less of an immediate impact on operations than strategic alliances. Therefore, we have categorized this as part of the second phase of our rollout strategy. In January 2004, we appointed Commotion LLC, or Commotion, of Golden, Colorado, a strategic product marketing company, to assist us in establishing direct brand recognition and strategic retail rollout for our products. Our plan is focused on the systematic rollout of our current products into major retail and drug store chains, select independent pharmacies and nontraditional channels, including multilevel marketing, direct marketing, web-sites and catalogues. However, as a result of the cessation of the marketing and sale of our products following the initiation of the SEC trading suspension on April 1, 2004, and changes in the timing for the retail rollout of our products, we do not anticipate using any of our initial public offering proceeds to fund our advertising, direct mail programs and related promotional activities before 2005. There can be no assurance that any of the initial public offering proceeds will be used for this purpose.

         Although we believe that our products, supported by sufficient advertising, will earn retailers acceptance, there can be no assurance that this will happen, or if it does, that it will continue.

         We believe that the systematic and multi-phased launch for each of our three current products, as well as the commercialization of RepiDerm, as described above, will allow us to maintain control over the required costs associated with these launches and will maximize the return on investment for the advertising and marketing expenditures.

         The success of our marketing and sales activities will be dependent, among other things, on our ability to retain and attract qualified marketing and sales personnel, enter into qualified strategic partnerships, place our products into the market and on the consumer perception of our products.

CRITICAL ACCOUNTING POLICIES

          REVENUE RECOGNITION We recognize revenue from product sales in accordance with generally accepted accounting principles in the United States, including the guidance in Staff Accounting Bulletin, or SAB, No. 104 "Revenue Recognition", which supercedes SAB, No. 101 "Revenue Recognition in Financial Statements," and Statement of Financial Accounting Standards, or SFAS, No. 48, "Revenue Recognition When Right of Return Exists."

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

         STOCK-BASED COMPENSATION As part of our compensation programs offered to our employees, we grant stock options. We grant stock options to employees based on the fair value of the Class A common stock at the grant date. As allowed under SFAS No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure," we have adopted the disclosure-only requirements of these accounting standards. Accordingly, we do not recognize stock-based compensation expense for stock options granted to employees at their fair value. See Note 4 to our unaudited condensed financial statements for the impact on earnings had we fully adopted SFAS 123.

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

         RESEARCH AND DEVELOPMENT EXPENSES Our research and development consists primarily of costs charged by BioChemics which, pursuant to our August 2003 Agreement, charges us the cost of such manufacturing and development plus 10%.

OUTLOOK

         On December 10, 2003, our Registration Statement on Form SB-2 (registration no. 333-106785) for the sale of 5,002,500 shares of our Class A common stock, which included 652,500 shares of Class A common stock to cover underwriter over-allotments, at a price of $1.67 per share, became effective. We completed this initial public offering on December 15, 2003. All of the shares sold in this offering were from our authorized pool of Class A common stock. Kashner Davidson Securities Corp. functioned as the representative of the underwriters for this public offering. Net of offering costs of approximately $1.9 million, we received approximately $6.4 million in proceeds, which we estimated would be allocated as follows:

         o Approximately $1.1 million to fund our continued development, commercialization and sale of our products and product candidates;

         o Approximately $1.9 million to implement our strategic marketing and commercialization plan.

         o $200,000 to recruit and hire individuals for key senior management positions;

         o $350,000 to cover the cost of providing sales incentives, product samples and discounts;

         o To repay, without interest, BioChemics approximately $640,200 for management fees and other operational charges paid by BioChemics to third-parties on our behalf prior to the initial public offering.

         o Approximately $2.2 million to provide working capital for general and corporate purposes.

         The events that led to the SEC's temporary suspension in the trading of our securities have impacted the above estimates significantly. (See "Recent Events -- Trading Suspension" in the Company's amended Annual Report on Form 10-KSB/A, filed July 21, 2004, which is incorporated herein by reference, and "Recent Events -- Trading suspension" in the Company's Quarterly Report on form 10-QSB for the quarter ended March 31, 2004, filed on July 20, 2004, which is incorporated herein by reference). To date, approximately $2.0 million has been incurred on professional services, of which more than $1.0 million has been incurred in legal and accounting costs and $615,000 incurred in investment banking fees, most of which relate the Company's expenses addressing the matters that led to the SEC suspension. Additionally, immediately upon the initiation of this suspension we voluntarily suspended the marketing and sale of Athlete's Relief, Osteon and Termin8 products until we were reasonably sure that the marketing of these products was consistent with the FDA's requirements and policies. As a result, we delayed the second phase of our rollout marketing strategy described below until at least mid to late 2005. Accordingly, approximately $1.2 million of the $1.9 million in strategic marketing expenses that was estimated above and budgeted for radio advertising has been allocated to working capital to help fund the cost of the professional services incurred to date as well as those we expect to incur in future periods.

         We anticipate, based on our current plans and assumptions relating to our operations, that our current working capital together will be sufficient to satisfy our cash requirements through September 30, 2005. We have no current plans, agreements or commitments with respect to any acquisitions or additional financing.

         As a result of our voluntary suspension of marketing efforts, we are no longer able to provide meaningful guidance on what our 2004 or 2005 revenues will be, therefore our projections of March 26, 2004 should not be relied upon for any purpose.

         In September 2004, we introduced our new marketing and sales strategy and began shipping our products with revised labeling. See "Strategy". There have not been significant shipments as of November 12, 2004.

THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003

         NET REVENUES Net revenues for the three-month period ended September 30, 2004 were $2,632. In the comparable period in 2003, we recorded negative revenues of $29,798. As a result of the re-branding of our athlete's foot product to Termin8 in 2003, our then largest customer, Walgreens, returned most of its unsold deFEET product in their possession to us. We recorded a $30,000 charge to net revenues during the three-month period ended September 30, 2003 upon notification by Walgreens to us of this product return. Excluding the effects of this one-time event, net revenues increased $2,430 during 2004 from the comparable period in 2003.

         COST OF SALES In general, our cost of sales is variable to our net revenues. However, certain manufacturing events such as inventory adjustments or product returns may significantly affect the consistency of our cost of sales, and therefore our gross profit, during any particular period. In 2003, our largest customer, Walgreens, returned most of its unsold inventory of deFEET to us. As a result, we recorded a benefit to cost of sales in the three-month period ended September 30, 2003 when we returned these products into our inventory. Excluding the effects of this one-time event, cost of sales in the three-month period ended September 30, 2003 would have been $81.

         MARKETING, ADVERTISING AND PROMOTION EXPENSES Marketing, advertising and promotion expenses increased approximately 231% to $79,796 for the three-month period ended September 30, 2004 from $24,079 for the comparable period in 2003. This increase was primarily attributable to approximately $75,000 in professional marketing and consulting fees we incurred as we initiate our product rollout strategy.

         MANAGEMENT FEE Management fee decreased approximately 54% to $19,672 for the three-month period ended September 30, 2004 from $42,958 for the comparable period in 2003. In prior periods, certain expenses that we currently pay directly on our own behalf were paid by BioChemics. As the Company has become a stand alone entity, our management fees have decreased.

         SELLING, GENERAL AND ADMINISTRATIVE Selling, general and administrative expenses increased by $512,515 to $557,662 during the three-month period ended September 30, 2004 as compared to $45,147 in the comparable period in 2003. The increase is due primarily to our increased operations and significant legal and other professional expenses we incurred in connection with our recent SEC, Nasdaq, and FDA matters and shareholder class actions. See Part II Item 1 "Legal Proceedings."

         During the three months ended September 30, 2004, we incurred approximately $186,000 in legal and professional fees to amend our previously filed Annual Report, prepare our previous quarterly report, for representation before the SEC and FDA and to defend the Company in the shareholder class actions; approximately $200,000 in salaries, wages and other related compensation costs; approximately $90,000 in business, financial and other professional services; and approximately $53,500 for various insurance premiums typical of a public company. The remaining selling, general and administrative expense, are related to the general expansion of our operations.

         RESEARCH AND DEVELOPMENT Research and development expenses incurred for the three-month period ended September 30, 2004 were $57,459. Beginning in January 2004, funded from proceeds of our December 2003 initial public offering, we engaged Biochemics to provide services pursuant to our August 2003 Agreement. These services related to the formulation of an analgesic utilizing the active ingredient ibuprofen. Pre-clinical studies utilizing animals were conducted and billed as part of this research. Due to lack of funding, no such charges were incurred during the comparable period in 2003.

         STOCK BASED COMPENSATION We are required to record stock-based compensation when we grant options to purchase our common stock to non-employees in accordance with SFAS 123. The value of these options is calculated using the Black-Scholes option-pricing model. Stock based compensation for the three-month period ended September 30, 2004 was $15,101. There were no common stock options granted to non-employees prior to September 30, 2003, accordingly there was no stock-based compensation recorded in the comparable period in 2003.

NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003

         NET REVENUES Net revenues decreased approximately 79% to $10,641 for the nine-month period ended September 30, 2004 from $51,876 for the comparable period in 2003. This decrease was primarily a result of two specific causes. First, in response to our decision to re-brand our athlete's foot product deFEET to Termin8 in September 2003, Walgreens returned most of the deFEET product that it had in its possession. Second, we did not launch the re-branded product, Termin8, due to our determination on April 8, 2004 not to market or sell our products until all outstanding matters have been addressed to the satisfaction of the SEC and until we were reasonably sure that the marketing and sale of our products were consistent with the FDA's requirements and policies. See discussion under Part II, Item 1, LEGAL PROCEEDINGS, of this report. In August 2004, we determined that we were reasonably sure that the marketing and sale of our products was consistent with FDA requirements and policies. Accordingly in September 2004, we resumed our marketing and sales strategy and began shipping our products.

         COST OF SALES In general, our cost of sales is variable to our net revenues. However, certain manufacturing events such as inventory adjustments or product returns may significantly affect the consistency of our cost of sales, and therefore our gross profit, during any particular period. As a result of the regulatory matters discussed further under Part II, Item 1, LEGAL PROCEEDINGS, of this report, such an adjustment occurred during the nine-month period ended September 30, 2004. More specifically, we submitted new labels for our previously marketed products to the FDA and requested that the FDA comment on these revised labels. There is no regulatory requirement that the FDA review or provide comment on such materials and accordingly, to date, we have not received any comments or recommendations for improvement from the FDA based on its review. We are, however, reasonably sure that our revised labels are consistent with all FDA regulations and policies. As a result of this process, we determined that approximately $39,000 of products were not recoverable under our revised label format. Accordingly, we recorded a charge for this amount in cost of sales during this period. In the corresponding period in 2003, cost of sales solely represented the cost of the products we sold.

         MARKETING, ADVERTISING AND PROMOTION EXPENSES Marketing, advertising and promotion expenses increased approximately 80% to $156,645 for the nine-month period ended September 30, 2004 from $87,125 for comparable period in 2003. This increase was primarily attributable to approximately $135,000 in professional marketing and consulting fees we incurred as we initiate our product rollout strategy.

         MANAGEMENT FEE Management fee decreased approximately 64% to $35,992 for the nine-month period ended September 30, 2004 from $99,000 for the comparable period in 2003. In prior periods, certain expenses that we currently pay directly on our own behalf we paid by BioChemics. As we have become a stand alone entity, our management fees have decreased.

         SELLING, GENERAL AND ADMINISTRATIVE Selling, general and administrative expenses increased by $2,932,671 to $3,130,209 during the nine-month period ended September 30, 2004 as compared to $197,538 in the comparable period in 2003. The increase is due primarily to our increased operations, non-refundable fees we incurred in connection with our March 16, 2004 Private Investment in Public Entity transaction and significant legal and other professional expenses we continue to incur in connection with our recent SEC, Nasdaq, and FDA matters and shareholder class actions. See "Legal Proceedings."

         During the nine months ended September 30, 2004, we incurred approximately $870,000 in legal and professional fees to amend our previously filed annual report, for representation before the SEC and FDA and to defend ourselves in the shareholder class actions; approximately $615,000 in professional and settlement fees we incurred in connection with our March 16, 2004 Private Investment in Public Entity transaction; approximately $170,000 in general corporate legal fees; approximately $676,500 in salaries, wages and related compensation costs; approximately $376,000 in business, financial and other professional services; and approximately $117,500 for various insurance premiums typical of a public company. The remaining selling, general and administrative expense pertained to our general expansion of our operations.

         RESEARCH AND DEVELOPMENT Research and development expenses incurred for the nine-month period ended September 30, 2004 were $199,925. Beginning in January 2004, funded from proceeds of our December 2003 initial public offering, we engaged Biochemics to provide services pursuant to our August 2003 Agreement. These services related to the formulation of an analgesic utilizing the active ingredient ibuprofen. Pre-clinical studies utilizing animals were conducted and billed as part of this research. Due to lack of funding, no such charges were incurred in the comparable period in 2003.

         STOCK BASED COMPENSATION We are required to record stock-based compensation when we grant options to purchase our common stock to non-employees in accordance with SFAS 123. The value of these options is calculated using the Black-Scholes option-pricing model. Stock based compensation for the nine-month period ended September 30, 2004 was $139,235. During this nine-month period the Company granted 165,000 options to non-employees pursuant to its Stock Incentive Plan. In addition, 225,000 options were granted to a consultant, which were separately registered by the Company by filing a Form S-8 with the SEC in February 2004. There were no common stock options granted to non-employees prior to September 30, 2003, accordingly there was no stock-based compensation recorded in the comparable period in 2003.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, while we were a division of BioChemics, cash was managed on a centralized basis. Cash receipts associated with our business were transferred to BioChemics directly upon receipt and in turn BioChemics provided funds to cover our disbursements. Accordingly, BioChemics made cash contributions to our capital in the three and nine-month periods ended September 30, 2003 to cover our deficits incurred during that period and to fund the initial costs of a private placement, discussed below which closed in May 2003.

         In accordance with our plan to obtain independent financing as a stand-alone entity, we initiated a private placement of our 10% convertible subordinated pay-in-kind promissory notes in the aggregate principal amount of $500,000. The private placement closed in May 2003. The proceeds from the sale of these notes were used to fund certain expenses related to our initial public offering, as well as for general administrative and operating expenses, which is discussed further below. In December 2003, we repurchased $35,000 principal amount of these notes at cost, without interest, from an unrelated third party investor.

         On December 15, 2003, we completed an initial public offering of 5,002,500 shares of our Class A common stock at a price of $1.67 per share, raising approximately $6.4 million, net of issuance costs. At September 30, 2004, we had approximately $3.0 million remaining from these proceeds for our working capital needs. Concurrently with the completion of our initial public offering, we converted our 10% convertible subordinated pay-in-kind promissory notes into an aggregate of 601,113 shares of Class A common stock.

         In the nine-month period ended September 30, 2004, we received an aggregate of $450,000 from the exercise of warrants in February 2004 and March 2004 by the founder of Commotion LLC, a marketing company. These warrants were issued on January 16, 2004 (please see "Outlook" for more information on our agreement with Commotion, LLC).

         On March 16, 2004, we entered into a private placement transaction with an institutional investor in the amount of $7.5 million. The investment was in the form of an 18 month 2% Convertible Note convertible into shares of Class A common stock at a conversion rate of $9.00 per share, at the option of the investor. Both principal and interest were payable in cash or in shares of Class A common stock at our option. In addition, we issued to the investor warrants to purchase 166,667 shares of our Class A common stock at an exercise price of $8.75 per share. Given that the initiation and continuation of the April 1, 2004 trading suspension by the SEC constituted a breach under the Note, we and the investor agreed, pursuant to the terms of a settlement agreement entered into on April 8, 2004, that we would immediately repay the investor the sum of $7,500,000 in cash without penalty, interest, redemption premium or any other premium or penalty, plus an expense reimbursement in connection with the settlement agreement in the amount of $15,000 in cash. In consideration of this repayment, the investor surrendered the Note and warrants and the parties mutually terminated all other agreements entered into in connection with the transaction. In connection with this transaction, we paid approximately $600,000 in fees to various third parties. These fees were not refunded when we repaid the investor and, accordingly, were recorded as an expense during the nine-month period ended September 30, 2004.

         We do not expect our marketing efforts with M2G Media and ODI to provide us with significant revenues or cash flow in 2004.

         In addition, our financial condition has been affected by the administrative costs and legal fees associated with both the SEC and FDA regulatory matters, as well as the preliminary aspects of our pending litigation. Please see "Legal Proceedings" and "SEC and FDA Regulatory Matters" for more information on the underlying claims in the lawsuits against us and the SEC's trading suspension. We expect to use our working capital, in part, to defray those costs for the foreseeable future. We believe we have sufficient cash to execute our business plan through September 30, 2005. However, if there are adverse developments in the pending class action lawsuits or if the Company experiences increases in the level of its operations, the Company could require additional capital. There is no assurance that the Company would be able to obtain any such additional working capital, or even if it does obtain such capital, it will be on favorable terms to the Company. If the Company requires such additional working capital and is unable to obtain it, its business operations could be adversely affected. The Company has no current plan in place for additional financing.

OFF-BALANCE SHEET ARRANGEMENTS

         We have no off balance sheet financing or financing that is not disclosed in our unaudited condensed financial statements included in this Quarterly Report.

QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK

         INTEREST RATE SENSITIVITY

         As of September 30, 2004, we had cash and cash equivalents of $3,016,793 that consisted of highly liquid money market instruments with maturities less than 90 days. Because of the short maturities of these instruments, a sudden change in market interest rates would not have a material impact on the fair value of the portfolio. Accordingly we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our portfolio.

         EQUITY SECURITY PRICE RISK

         We do not own any equity investments. Therefore, we do not currently have any direct equity price risk.

         MARKET/PRICE RISK

         We are exposed to market risk in the normal course of business operations. We face competition and must offer our products and services at prices the market will bear. We believe that price risk will not affect our operating results to any significant degree. However, should the prices of our products be less than anticipated, this may adversely affect our future profitability and competitiveness.

RISK FACTORS

WE ARE AN EARLY STAGE COMPANY WITH A BRIEF HISTORY OF LOSSES AND MAY NEVER ACHIEVE OR SUSTAIN PROFITABILITY.

         We do not have any continuing revenues and we have never been profitable and we may not achieve profitability in the foreseeable future, if at all. Our ability to generate profits in the future will depend on a number of factors, including:

         o start-up costs relating to the commercialization, sale and marketing of our products;

         o        market acceptance of our products and product candidates;

         o        costs of acquiring and developing new product candidates;

         o        ability to bring our products to market;

         o        general and administrative costs relating to our operations;

         o        increases in our research and development costs;

         o        charges related to purchases of technology or other assets;

         o        ability to raise additional capital; and

         o the favorable resolution of our current litigation (see "Legal Proceedings").

         At September 30, 2004, we had an accumulated deficit of approximately $5.3 million. We expect to incur additional operating losses as we expand our marketing, sales and development efforts. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations may be materially and adversely affected.

WE ARE AN EARLY STAGE COMPANY THAT HAS A LIMITED OPERATING HISTORY.

         We are an early stage company focused on commercializing, marketing and selling over-the-counter, or OTC, pharmaceutical products. We began our operations as a division of BioChemics, Inc. in January 2001. We have only operated as an entity independent of BioChemics since January 2003. Our operating history is therefore limited. Our Termin8, Athlete's Relief and Osteon products, which we license from BioChemics, are in the early stages of commercialization. Our product candidates are only in the early stages of development. With the exception of the introduction of deFEET to the marketplace by BioChemics while we were still a division of BioChemics, we have not yet commercialized, marketed or sold any products or recognized significant revenue from product sales. You should evaluate the likelihood of financial and operational success in light of the uncertainties and complexities present in an early-stage company, many of which are beyond our control, including:

         o our potential inability to market, distribute, and sell our products; and

         o the significant investment of capital and other resources necessary to achieve our commercialization, marketing and sales objectives.

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

OUR FAILURE TO COMPLY WITH EXTENSIVE GOVERNMENTAL REGULATION MAY SIGNIFICANTLY AFFECT OUR OPERATING RESULTS.

         The worldwide marketing of our products and our product candidates are subject to extensive requirements by foreign, national, state and local governments. These regulations potentially impact many aspects of our operations, including testing, research and development, manufacturing, pre-market labeling, storage, quality control, adverse event reporting, record keeping, advertising and promotion. Failure to comply with applicable regulatory requirements could, among other things, result in:

         o        fines;

         o        changes to advertising;

         o        failure to obtain necessary marketing approvals;

         o        revocation or suspension of regulatory approvals of products;

         o        product seizures or recall;

         o delay, interruption or suspension of product manufacturing, distribution, marketing and sale; or

         o        civil or criminal sanctions.

         The discovery of previously unknown problems with our initial and future products may result in the interruption of marketing, including withdrawal from the market. In addition, the FDA may revisit and change any prior determination relating to the safety or efficacy of our products. If circumstances change, we may be required to change our labeling or cease the marketing and manufacturing of the product or products at issue. Even prior to any formal regulatory action, we could voluntarily decide to cease the distribution and sale or recall any of our future products if concerns about their safety or efficacy develop.

         In their regulation of all our promotional materials, the FDA and the FTC may take issue with some advertising or promotional practices as being false, misleading or deceptive. The FDA or the FTC may impose a wide array of sanctions on companies for such advertising practices, which could result in any of the following:

         o incurring substantial expenses, including fines, penalties, legal fees and costs to comply with FDA or FTC requirements;

         o        changing the methods of marketing and selling products;

         o taking mandated corrective action, which may include placing advertisements or sending letters to physicians and marketing partners rescinding previous advertisements or promotions; or

         o disrupting the distribution of products and causing the loss of sales until compliance with the FDA's or FTC's position is obtained.

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

THERE IS NO ORGANIZED MARKET FOR OUR STOCK; OUR STOCK PRICE HAS BEEN VOLATILE AND COULD EXPERIENCE SUBSTANTIAL DECLINES.

         The market price of our common stock has experienced, and may continue to experience, significant volatility. During 2003 and the first nine months of 2004, the per share closing price of our common stock ranged from $0.40 to $14.11. As a result of the temporary suspension of trading in our securities on April 1, 2004, our press release dated April 7, 2004 advising investors not to trade in our securities until further disclosure was made by us, and our voluntary delisting of our securities from The Nasdaq Stock Market on April 8, 2004, there is not currently an organized market in our securities, and there can be no assurance that such a market will develop. On November 12, 2004 the average bid for a share of our Class A Common Stock as quoted by the OTC Pink Sheets was $0.50. The value of our Class A Common Stock may decline regardless of our operating performance or prospects. Factors affecting our market price include:

         o the success or failure of our product development efforts, especially those related to obtaining regulatory approvals;

         o        technological innovations developed by us or our competitors;

         o variations in our operating results and the extent to which we achieve our key business targets;

         o differences between our reported results and those expected by investors and securities analysts; and

         o market reaction to any acquisitions or joint ventures announced by us or our competitors.

         In addition, in recent years, the stock market in general, and the market for pharmaceutical companies in particular, have experienced significant price and volume fluctuations. This volatility has affected the market prices of securities issued by many companies, often for reasons unrelated to their operating performance, and it may adversely affect the price of our common stock. In the past, securities class action litigation has often been instituted following periods of volatility in the market price of a company's securities. A number of securities class action lawsuits have been filed against the Company. See "Legal Proceedings" for more information.

WE ARE DEFENDANTS IN A NUMBER OF CLASS ACTION LAWSUITS THAT MAY ADVERSELY AFFECT OUR BUSINESS.

         As discussed in greater detail under "Legal Proceedings", we and certain of our officers are the defendants in a number of class action lawsuits filed on behalf of purchasers of the Company's Class A common stock during the period December 11, 2003 to March 31, 2004 which allege that the defendants violated the federal securities laws by allegedly failing to make accurate and complete disclosures concerning the Company, its business operations and future prospects, the clinical trial and endorsement of the Company's Termin8 anti-fungal product (previously known as "deFEET") and the institutional demand for the Company's securities. The complaints seek equitable and monetary relief, an unspecified amount of damages, with interest, attorney's fees and costs.

         BioChemics, our directors and certain of our officers are also parties to three shareholder derivative actions alleging a breach of the defendants' fiduciary duties to the Company. The complaints seek equitable and monetary relief, an unspecified amount of damages, and attorneys and other fees, costs and expenses, ostensibly on behalf of the Company.

         The securities class action lawsuits, and others which may be filed, could result in:

                  o        potential liabilities;

                  o        a material adverse financial statement impact

                  o        substantial costs for defending these suits; and

                  o        a diversion of management's attention and resources.

         If there are adverse developments in the lawsuits against us, or resolution of our regulatory matters with the SEC and the FDA takes longer than we expect, our capital resources could be adversely affected.

OUR INSURER NOTIFIED US THAT IT REJECTS ITS LIABILITY TO REIMBURSE US WITH RESPECT TO ANY OF THE CLAIMS ASSERTED IN ANY OF THE CURRENT LITIGATION AGAINST THE COMPANY OR OUR OFFICERS OR DIRECTORS. IF THE INSURER PREVAILS REGARDING THIS EVALUATION, IT MAY ADVERSELY AFFECT OUR BUSINESS.

         We rely on our director and officer liability insurance policy to provide us with sufficient coverage to reimburse us for the cost of defense and, up to its coverage limit, to offset any unfavorable outcome which may result from class action lawsuits or derivative actions filed against us or our directors and officers. Our insurer has notified us that based on a coverage evaluation, it intends to reject liability to reimburse the Company with respect to any of the claims asserted in any of the litigation summarized under "Litigation" for a substantial majority of the policy coverage and that it may seek to rescind the policy with respect to the balance of the policy coverage. The Company intends to vigorously contest the insurer's positions.

         If the insurer prevails, it may adversely affect our capital resources and our business and, if the insurer prevails, the Company will bear responsibility for legal fees.

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

WE HAVE DEPENDED ON A SMALL NUMBER OF CUSTOMERS FOR THE MAJORITY OF OUR GROSS REVENUE. AS OF THE DATE OF THIS REPORT, WE ARE NOT GENERATING ANY SIGNIFICANT REVENUES. WE MAY NOT BE ABLE TO GENERATE SIGNIFICANT FUTURE REVENUES.

         At various times, we and BioChemics have marketed Osteon, Athlete's Relief and deFEET on a "test basis" to experiment with consumer packaging and product performance receptivity, packaging size, label design along with other criteria. We consider this information important to deciding on an eventual roll out strategy for the products. We call these programs "test marketing" because neither the Company nor its parent, BioChemics, were sufficiently capitalized to engage in advertising campaigns. In some cases, we terminated test marketing programs and in other cases, the retailer terminated test marketing programs. In connection with the test marketing program with Walgreens to sell deFEET in mid-2003, we could not provide sufficient funding for an advertising program that would be acceptable to Walgreen's. Our efforts were complicated by our need to change the product name from deFEET to Termin8. Because of our inability to undertake an acceptable advertising campaign, we and Walgreen's terminated this test marketing program. Although management believes that our products, supported by sufficient advertising, will earn retailers acceptance, there can be no assurance that this will happen, or if it does, that it will continue.

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

         We do not possess product development capability. As a result, we depend on collaborations with third parties, such as BioChemics, for development of our product candidates. During the three and nine-month periods ended September 30, 2004, we incurred research and development costs of approximately $57,459 and $199,925 respectively related to the formulation of an analgesic utilizing the active ingredient ibuprofen. Pre-clinical studies utilizing animals were conducted and billed as part of this research. These services were incurred pursuant to a February 2003 manufacturing and development agreement with BioChemics (see Manufacturing and Development agreement filed on September 9, 2003 as an exhibit to Amendment 1 of our Registration Statement). In addition, we have no manufacturing capability. As a result, we will depend on BioChemics, which in turn will rely upon third parties to manufacture our products. Although our strategy is based on leveraging BioChemics' ability to develop and manufacture our products for commercialization in the OTC marketplace, we will be dependent on BioChemics' collaborations with drug development and manufacturing collaborators. If we and BioChemics are not able to maintain existing collaborative arrangements or establish new arrangements on commercially acceptable terms, we would be required to undertake product manufacturing and development activities at our own expense. This would increase our capital requirements or require us to limit the scope of our development activities. Moreover, we have limited or no experience in conducting full scale bioequivalence studies, preparing, and submitting regulatory applications, and manufacturing and marketing drug products. There can be no assurance that we will be successful in performing these activities and any failure to perform such activities could have a material adverse effect on our business, financial condition and results of our operations.

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

         Additionally, the failure of any of our contract manufacturers to manufacture our products in conformity with current Good Manufacturing Practices (cGMPs) could result in interruption or halt of the availability of our products, pending demonstration to the FDA or a court of compliance with cGMPs. CGMPs are a system of manufacturing that insures the quality, reproducibility, and traceability of drug products intended for human use. Any such interruption in the availability of our products could have a material adverse impact upon our financial position and results of operations.

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

WE OPERATE IN A COMPETITIVE ENVIRONMENT AND THERE CAN BE NO ASSURANCES THAT COMPETING TECHNOLOGIES WOULD NOT HARM OUR BUSINESS DEVELOPMENT.

         We are engaged in a rapidly evolving field. Competition from numerous pharmaceutical companies including Pfizer, Bristol-Myers Squibb, Schering-Plough, and biotechnology companies including, Alza, Cygnus and Elan, as well as research and academic institutions, is intense and expected to increase. Such companies have substantially larger research & development, marketing and promotion resources as well as histories of success in the marketplace. The market for transdermal and topical drug delivery systems is large and growing rapidly and is likely to attract new entrants. Numerous biotechnology and biopharmaceutical companies have focused on developing new drug delivery systems and most, if not all of these companies, have greater financial and other resources and development capabilities than we do. They also have greater collective experience in undertaking pre-clinical and the clinical testing of products; obtaining regulatory approvals; and manufacturing and marketing OTC and prescription pharmaceutical products. Accordingly, certain of our competitors may succeed in obtaining approval for products more rapidly than us. In addition to competing with universities and other research institutions in the development of products, technologies and processes, we may compete with other companies in acquiring rights to products or technologies from universities. There can be no assurance that our products, existing or to be developed, will be more effective or achieve greater market acceptance than competitive products, or that our competitors will not succeed in developing products and technologies that are more effective than those being developed by us or that would render our products and technologies less competitive or obsolete.

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

         We were originally formed as a division of BioChemics and the viability and financial strength of BioChemics is critical to our success. Throughout our development, we have relied on services and financing provided to us by BioChemics. When we became an independent operating entity, we entered into a license agreement and, prior to the consummation of our initial public offering, we entered into a manufacturing and development agreement, with BioChemics. We presently maintain our executive offices on premises that we share with BioChemics. We do not have a lease agreement with BioChemics. We believe that we can obtain suitable alternative space without any material disruption of our business and that such space will be available to us in the future on commercially reasonable terms. Since BioChemics provides us with administrative and managerial support, our results of operations include allocations of certain BioChemics expenses, such as centralized accounting, data processing, utilities, office space rental, supplies, telephone and other BioChemics corporate services and infrastructure costs. These expenses have been charged back to us as a management fee. We recorded approximately $19,700 and $36,000 respectively in these related-party fees in the three-month periods ended September 30, 2004 and 2003. In addition during the year ended December 31, 2003 BioChemics provided financing to us in the amount of approximately $518,200 to fund our operating losses incurred during the period of time up to the initial public offering as well as fund the up front costs of a private placement closed in May 2003, see discussion at "Liquidity and Capital Resources. This was reimbursed as a portion of the amount paid to BioChemics upon the closing of our initial public offering in December 2003. The expense allocations have been determined on the basis that we and BioChemics consider to be reasonable reflections of the utilization of services provided for the benefit received by us. The loss of the services provided by BioChemics or the loss of the license of the VALE patents or the PENtoCORE technology under the license agreement would have a material adverse effect on our business, financial condition and results of operations.

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

         Effective as of August 17, 2004 and in accordance with the terms of the SEC settlement (which is discussed further), Mr. John J. Masiz resigned as President and CEO of Vaso Active. The Company appointed its current CFO, Joseph Frattaroli, to serve as Acting President and CEO while it conducts a search for a new CEO. Due to a high demand for highly trained executives in our industry, there is no assurance that we will be able to attract or retain a suitable Chief Executive Officer now or in the future, and this could have a material adverse effect on our business, financial condition and results of operations.

         Effective June 18, 2004, Kevin J. Seifert resigned as the Chief Operating Officer of the Company and as a director of the Company. The Company is not currently conducting a search for a new Chief Operating Officer. We anticipate that our new Chief Executive Officer will assume Mr. Seifert's former responsibilities.

         Furthermore, several of our other senior officers are devoting less than all their time to the Company. For example, although our Chief Scientific Officer, Dr. Stephen Carter devotes substantially all his time to our activities, he is only required to devote approximately 30% under his agreement with the Company. For us to pursue our product development, marketing and commercialization plans, we will need to hire personnel with experience in clinical testing, government regulation, manufacturing, marketing and finance. We may not be able to attract and retain personnel on acceptable terms given the intense competition for such personnel among high technology enterprises, including biotechnology, pharmaceutical and healthcare companies, universities and non-profit research institutions. If we lose any of these persons, or are unable to attract and retain qualified personnel, our business, financial condition and results of operations may be materially and adversely affected.

MR. MASIZ IS MAJORITY STOCKHOLDER OF BIOCHEMICS WHICH IS OUR PRINCIPAL STOCKHOLDER. HE HAS SUBSTANTIAL CONTROL OVER OUR AFFAIRS, POSSIBLY TO THE DETRIMENT OF OTHER HOLDERS OF OUR CLASS A COMMON STOCK.

         Our principal stockholder, BioChemics, owns 4,500,000 shares of our Class B common stock, which at November 12, 2004 represented approximately 70% of the combined voting power of our common stock. Mr. Masiz, as President, Chief Executive Officer and Chairman of BioChemics and, as the principal stockholder in BioChemics, will be able to control the outcome of stockholder votes, including votes concerning the election of our directors, the adoption or amendment to provisions in our certificate of incorporation or by-laws, the approval of mergers and/or acquisitions, decisions affecting our capital structure and other significant corporate transactions. This concentration of ownership may delay, deter or prevent transactions that would result in a change of control, which in turn could reduce the value of our common stock.

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

ITEM 3.  CONTROLS AND PROCEDURES

         As of the end of the period covered by this interim report on Form 10-QSB, the Company carried out, under the supervision of, and with the participation of Joseph Frattaroli, the Company's Acting Chief Executive Officer and Chief Financial Officer (the "Certifying Officer"), an evaluation of the effectiveness of the Company's "disclosure controls and procedures" (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Certifying Officer has concluded that the Company's disclosure controls and procedures were effective to ensure that material information required to be disclosed in the Company's filings under the Exchange Act with respect to the Company and its consolidated subsidiaries is recorded, processed, summarized and reported on a timely basis in order to comply with the Company's disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

         Further, there were no changes in the Company's internal control over financial reporting during the Company's third fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

SETTLEMENT OF SEC MATTERS

         On August 26, 2004, the U.S. Securities and Exchange Commission ("SEC") formally approved the terms of a settlement regarding alleged violations of securities laws stemming from allegedly misleading disclosures in the Company's initial public offering registration statement, its 2003 annual report and a statement on its website concerning the Food and Drug Administration's ("FDA") approval or qualification of the Company's products. The Company has agreed with the SEC to settlement terms without the Company admitting or denying the allegations of the civil complaint, pursuant to which the Company is permanently enjoined from violating the anti-fraud provisions of the Securities Act of 1933, as amended, and the antifraud and reporting provisions of the Securities Exchange Act of 1934, as amended. The SEC action filed with the United States District Court for the District of Columbia (the "Court") is styled SECURITIES AND EXCHANGE COMMISSION V. VASO ACTIVE PHARMACEUTICALS, INC. Civil Action No. 04 CV 01395 (RJL) (D.D.C.).

         In addition, the SEC formally approved the terms of a settlement with John J. Masiz, formerly the Company's President and Chief Executive Officer, without Mr. Masiz admitting or denying the allegations of the civil complaint, that likewise enjoins him from violating the antifraud and reporting provisions, and prevents him from serving as an officer or director of any public company, including the Company, for a period of five years. Effective as of August 17, 2004, Mr. Masiz resigned as an executive officer and a director of the Company. He is, however, permitted to remain an active employee and/or consultant of the Company. In light of the foregoing, the Company and Mr. Masiz agreed to terminate his employment agreement and enter into a new agreement. Pursuant to that agreement, Mr. Masiz will provide strategic consulting services regarding sales, marketing and business development to the Company for an initial term through June 30, 2008 and will report to the Chief Executive Officer of the Company. The Company has appointed its Chief Financial Officer Joseph Frattaroli to serve as its Acting President and CEO while the Company conducts a search for a new CEO. On September 13, 2004, the Court entered final judgments against the Company and Mr. Masiz, pursuant to the above referenced settlement terms.

FDA MATTERS

         The Company is not aware whether the FDA is contemplating any action against it. The Company believes that the active ingredients, dosage form and strengths of its Athlete's Relief, Osteon (R) and Termin8(TM) products are covered by the FDA's OTC Review Program and therefore we believe these products are currently eligible for marketing under the same program. The Company previously stated that it intended to distribute these products under revised labeling once it was reasonably sure that the marketing of these products is consistent with the FDA's requirements and policies. In May 2004, the Company submitted new labels for its previously marketed products to the FDA and has requested FDA comments on these labels. There is no regulatory requirement that the FDA review or comment on such materials and so far, the FDA has not provided any comment relating to the new labels. Although the Company has not been provided any comment from the FDA, the Company is now reasonably sure that these new labels are consistent with all FDA regulations and policies and as a result, the Company has resumed marketing and shipment of its products in September 2004.

EXCHANGE LISTING MATTERS

         In April 2004, the Listing Investigations staff of The Nasdaq Stock Market, Inc. ("Nasdaq") notified the Company that it had commenced an inquiry into the Company's compliance with Nasdaq's continued listing requirements and requested certain information from the Company relating to the pending regulatory matters. In light of the substantial administrative and cash burdens being borne by the Company at the time as well as the substantial legal costs anticipated with respect to the pending SEC and FDA matters, the Company determined that it was in the best interest of its shareholders to cease voluntarily the listing of its securities from Nasdaq. Therefore, upon the Company's request and effective on April 8, 2004, the Company's securities ceased to be listed on Nasdaq. Presently, the Company's securities are being quoted in the OTC Pink Sheets under the symbol "VAPH.PK." The closing price for the Company's securities as quoted in the Pink Sheets on November 12, 2004 was $0.50. The Company intends to seek listing of its securities on an exchange or other automated quotation system. However, there is no assurance that the Company will be successful in securing such listing or quotation or, even if it is so successful, that it will be able to maintain the listing or quotation of its securities on such exchange or quotation system.

LITIGATION MATTERS

         In April, May, and June 2004, the Company and certain of its officers (the "Defendants") were sued in several securities class action lawsuits filed in the United States District Court for the District of Massachusetts. The complaints, which seek equitable and monetary relief, an unspecified amount of damages, with interest, attorneys fees and costs, allegedly were filed on behalf of purchasers of the Company's Class A common stock during the period December 11, 2003 to March 31, 2004. The complaints allege that during the period in question the Defendants violated the federal securities laws by allegedly failing to make accurate and complete disclosures concerning the Company, its financial condition, its business operations and future prospects, the clinical trial and endorsement of the Company's Termin8 anti-fungal product (previously known as "deFEET") and the institutional demand for the Company's securities. These complaints are captioned as follows: DENNIS E. SMITH V. VASO ACTIVE PHARMACEUTICALS, INC., ET AL. , Civ. No. 04-10708 (RCL) (D. Mass.); RICHARD SHAPIRO V. VASO ACTIVE PHARMACEUTICALS, INC., ET AL. , Civ. No. 04-10720 (RCL) (D. Mass.); CHRISTOPHER PEPIN V. VASO ACTIVE PHARMACEUTICALS, INC., ET AL. , Civ. No. 04-10763 (RCL) (D. Mass.); MODHI GUDE, ET AL. V. VASO ACTIVE PHARMACEUTICALS, INC., ET AL. , Civ. No. 04-10789 (RCL) (D. Mass.); KIM BENEDETTO, ET AL. V. VASO ACTIVE PHARMACEUTICALS, INC., ET AL. , Civ. No. 04-10808 (RCL) (D. Mass.); DEAN DUMMER V. VASO ACTIVE PHARMACEUTICALS, INC., ET AL. , Civ. No. 04-10819 (RCL) (D. Mass.); EDWARD TOVREA V. VASO ACTIVE PHARMACEUTICALS, INC., ET AL. , Civ . No. 04-10851 (RCL); KOUROSH ALIPOR V. VASO ACTIVE PHARMACEUTICALS, INC., ET AL. , Civ. No. 04-10877 (RCL); PAUL E. BOSTROM
V. VASO ACTIVE PHARMACEUTICALS, INC., ET AL. , Civ. No. 04-10948 (RCL); IRA A. TURRET SEP-IRA DATED 01/24/02 V. VASO ACTIVE PHARMACEUTICALS, INC., ET AL. , Civ. No. 04-10980 (RCL); RICHARD PAGONA V. VASO ACTIVE PHARMACEUTICALS, INC., ET AL. , Civ. No. 04-11100 (RCL); JAMES KARANFILIAN V. VASO ACTIVE PHARMACEUTICALS, INC., ET AL. , Civ. No. 04-11101 (RCL); and CHARLES ROBINSON V. VASO ACTIVE PHARMACEUTICALS, INC., ET AL. , Civ. No. 04-11221 (RCL). The Court has consolidated the above-referenced cases, other than the TOVREA and KARANFILIAN complaints in the United States District Court for the District of Massachusetts, under the caption IN RE VASO ACTIVE PHARMACEUTICALS SECURITIES LITIGATION , Civ. No. 04-10708 (RCL), (the "Consolidated Action"). On November 4, 2004, the Court appointed Schiffrin & Barroway LLP as lead counsel for the Consolidated Action and appointed Shapiro, Haber & Urmy LLP as laison and local counsel. The Court also appointed Edwin Choi, Richard Ching, and Joe H. Huback as interim co-lead plaintiffs, pending a determination of whether the Consolidated Action may proceed as a class action. The Court further ordered that co-lead plaintiffs file a consolidated amended complaint in the Consolidated Action no later than December 4, 2004.

         The Company has also been named as a nominal defendant in three shareholder derivative actions. The first action was filed in the United States District Court for the District of Massachusetts in April 2004 against the Company's directors and certain of its officers and against BioChemics, Inc. styled JOSEPH ROSENKRANTZ V. BIOCHEMICS, INC., ET AL., Civ. No. 04-10792 (RCL) (D. Mass.); the second - filed in June 2004, also against the Company's directors and certain of its officers and against BioChemics, Inc. styled WILLIAM POMEROY V. BIOCHEMICS INC., ET AL., Civ. No. 04-11399 (RCL) (D. Mass.); and the third - in the Court of Chancery for the State of Delaware in September 2004 against its directors and certain of its officers entitled DOUGLAS WEYMOUTH
V. VASOACTIVE ET AL., Civ. No. 682-N (collectively, the "Complaints"). The Complaints allege, among other things, that the alleged conduct challenged in the securities cases pending against the Company in Massachusetts (described above) constitutes a breach of the Defendants' fiduciary duties to the Company. The Complaints seek equitable and monetary relief, an unspecified amount of damages, and attorneys and other fees, costs and expenses, ostensibly on behalf of the Company. On October 29, 2004, the Massachusetts Court approved a joint motion to consolidate the two Massachusetts derivative actions. The Delaware court has approved the parties' stipulated stay of all proceedings in the Delaware derivative action, at least until the resolution of the motion to dismiss the consolidated securities fraud litigation.

         Although the Company intends to vigorously defend against these cases, there can be no guarantee as to the ultimate outcome of these matters. There is also no guarantee that these will be the only lawsuits brought against the Company with respect to these matters.

         Because of the uncertainty of estimating the potential financial statement impact of any of these actions with any reasonable degree of accuracy, at this time the Company has not reserved for any potential liability or costs that may arise as a result of this litigation except for $200,000 recorded on March 31, 2004, which represents the insurance deductible that the Company cannot expect to recover. While the cases are in preliminary stages and the outcomes are not predictable, if a substantial amount is payable by the Company and is not reimbursed through its director and officer liability insurance policy, this will have a material adverse effect on the Company's financial position and liquidity.

         On August 3, 2004, the Company's insurer notified the Company that, based on its coverage evaluation, it intends to reject liability to reimburse the Company with respect to any of the claims asserted in any of the above-described litigation against the Company or its officers or directors for a substantial majority of the policy coverage and that it may seek to rescind the policy with respect to the balance of the policy coverage. The Company intends to vigorously contest the insurer's positions regarding this matter.

ITEM 6.  EXHIBITS

    (a)  EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION OF EXHIBIT
------            ----------------------
10.1              Employment Agreement with John J. Masiz dated August 12, 2004.

31.1 Officer Certification of J. Frattaroli, Acting Chief Executive Officer and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Officer Certification of J. Frattaroli, Acting Chief Executive Officer and Chief Financial Officer, pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) REPORTS ON FORM 8-K

         1. On August 27, 2004, the Company filed a Current Report on Form 8-K (Items 8.01 and 9.01) on containing a press release announcing certain executive management changes and the settlement of the SEC actions.

         2. On September 17, 2004, the Company filed a Current Report on Form 8-K (Items 5.02, 8.01 and 9.01) announcing the appointment of new directors and that on September 13, 2004, the United States District Court for the District of Columbia entered final judgments against the Company and John J. Masiz pursuant to their settlements with the SEC filed with the Court.

No financial statements were included in the foregoing Current Reports.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        VASO ACTIVE PHARMACEUTICALS, INC.

Date: November 15, 2004      By:  /s/ Joseph Frattaroli
                             -------------------------------------------------
                                 Joseph Frattaroli
                                 Acting President and Chief Executive Officer
                                 (principal executive offcier)
                                 Chief Financial Officer, (principal financial officer)