Form 10KSB
period 2004-12-31
VASO ACTIVE PHARMACEUTICALS INC
filed 2005-03-31
CIK 1232400

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

|X|       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
          OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE TRANSITION PERIOD FROM         TO

                        COMMISSION FILE NUMBER: 001-31925

                        VASO ACTIVE PHARMACEUTICALS, INC.
                 (Name of small business issuer in its charter)

           DELAWARE                                      02-0670926
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

        99 ROSEWOOD DRIVE, SUITE 260
           DANVERS, MASSACHUSETTS                           01923
  (Address of principal executive offices)                (Zip Code)

                    ISSUER'S TELEPHONE NUMBER: (978) 750-1991

       SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE


         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
                     CLASS A COMMON STOCK, $0.0001 PAR VALUE

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
|_|

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

         The revenues of the Registrant for the most recent fiscal year were:
$12,888

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of March 24, 2005 was $3,551,596 based on 5,728,380 shares of Class A Common Stock held by non-affiliates at an average bid of $0.62 as of the same date as quoted in the Pink Sheets.

         The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date was:

Common stock, Class A, $0.0001 par value            5,828,613 shares outstanding
                                                         on March 24, 2005
Common stock, Class B, $0.0001 par value            4,500,000 shares outstanding
                                                         on March 24, 2005

                        VASO ACTIVE PHARMACEUTICALS, INC.
                                TABLE OF CONTENTS

                                                                            PAGE
                                     PART I

Item 1.    Description of Business.                                            2
Item 2.    Description of Property.                                           25
Item 3.    Legal Proceedings.                                                 25
Item 4.    Submission of Matters to a Vote of Security Holders.               27

                                     PART II

Item 5.    Market for Common Equity, Related Stockholder Matters and
           Small Business Issuer Purchases of Equity Securities               27
Item 6.    Management's Discussion and Analysis.                              29
Item 7.    Financial Statements.                                              38
Item 8.    Changes In and Disagreements With Accountants on Accounting and
           Financial Disclosure.                                              38
Item 8A.   Controls and Procedures.                                           38
Item 8B.   Other Information.                                                 Xx

                                    PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance With Section 16(a) of the Exchange Act.                 38
Item 10.   Executive Compensation.                                            43
Item 11.   Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters.                                   48
Item 12.   Certain Relationships and Related Transactions.                    50
Item 13.   Exhibits.                                                          53
Item 14.   Principal Accountant Fees and Services.                            54


         Unless the context requires otherwise, references in this Annual Report to "Vaso Active," "the Company," "we," "our" and "us" refer to Vaso Active Pharmaceuticals, Inc. Vaso Active, A-R Extreme(R), Termin8(R), RepiDerm(R), and our logo are trademarks of the Company. Osteon(R) and PENtoCORE(R) are registered trademarks of BioChemics, Inc. This Annual Report also contains trademarks and tradenames of other parties.

                                     PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This report contains both historical and forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements in this annual report are not based on historical facts, but rather reflect the current expectations of our management concerning future results and events. These forward-looking statements include, but are not limited to, statements concerning our plans to continue the marketing, commercialization and sale of our products and product candidates; address certain markets; engage third-party manufacturers; evaluate additional product candidates for subsequent commercial development; and the potential liability from pending litigation matters. In some cases, these statements may be identified by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," or "continue," or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, we cannot guarantee future results, the outcome of pending litigation matters, levels of activity, performance or achievements. These statements involve known and unknown risks and uncertainties that may cause our or our industry's results, levels of activity, performance or achievements to be materially different from those expressed or implied by forward-looking statements. The following important factors could affect future results, causing the results to differ materially from those expressed in the forward-looking statements in this annual report:

         o the timing, impact and other uncertainties related to pending and future acquisitions by us;
         o        the impact of new technologies;
         o changes in laws or rules or regulations of governmental agencies.
         o        outcome in pending regulatory and litigation matters

         These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in the forward-looking statements in this annual report. Other unknown or unpredictable factors also could have material adverse effects on our future results. The forward-looking statements in this annual report are made only as of the date of this annual report, and we do not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances. We cannot assure you that projected results will be achieved. Additional factors that may cause or contribute to such differences include, among other things, those discussed under the captions "Description of Business," "Risk Factors" and "Management's Discussion and Analysis." Forward looking statements not specifically described above also may be found in these and other sections of this annual report.

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

         We are an early-stage company established for the purpose of commercializing, marketing and selling over-the-counter, or OTC, pharmaceutical products that we believe incorporate topical and transdermal formulation platforms. We began our operations in January 2001, as a division of BioChemics, a biopharmaceutical company engaged in the development of transdermal and topical drug delivery systems. BioChemics is based in Danvers, Massachusetts. BioChemics was founded in 1989 by John J. Masiz and was incorporated in Delaware in 1991. By virtue of his ownership of BioChemics and Vaso Active, Mr. Masiz controls both BioChemics and Vaso Active. BioChemics began developing the VALE technology in 1989 and has subsequently been issued 4 U.S. patents in connection with this technology. We are also based in Danvers, Massachusetts. In January 2003, we incorporated in Delaware and became an independent subsidiary of BioChemics, focused on the further commercialization of our existing OTC products and the development of new OTC product candidates.

         In the instance where a product is formulated to have a topical effect, we will refer to the technology as PENtoCORE or the PENtoCORE technology. In the instance where a product candidate is formulated to have a transdermal effect, we will refer to it as VALE or VALE technology. There are patents covering the VALE technology. These patents are held by BioChemics. While we consider the PENtoCORE technology proprietary, it is not covered by patents. In February 2003, BioChemics granted us an exclusive, irrevocable, worldwide license to use and practice the VALE patents and PENtoCORE technology in order to commercialize, market and sell OTC pharmaceutical products. On December 31, 2004, BioChemics owned approximately 44% of our combined classes of issued and outstanding common stock and approximately 70% of the voting power of our combined classes of common stock. We continue to rely on BioChemics to provide us with administrative support services, manufacturing and product development services and VALE and PENtoCORE technology licenses.

         On December 15, 2003, we completed an initial public offering of 5,002,500 shares of our Class A common stock at a price of $1.67 per share, raising approximately $6.4 million, net of issuance costs. Effective March 5, 2004, we effected a 3-for-1 stock split through the issuance of a 200% stock dividend to holders of record of both our Class A and B common stock as of February 23, 2004. Except where noted, all share and per share information contained in this Annual Report on Form 10-KSB have been adjusted to reflect the effects of this dividend.

TECHNOLOGY OVERVIEW

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

         We believe that Vaso Active's formulation technologies can be applied to a significant array of currently off-patent drugs for commercialization in the OTC marketplace. The VALE technology is a transdermal formulation that we believe may be able to introduce drugs through the skin and into the bloodstream in an efficient and effective manner. The PENtoCORE technology is a topical formulation that we believe allows for the formation of OTC products with certain "use advantages" over similar products marketed by our competitors. "Use advantages" include characteristics such as odor, residue, and feel.

THE VALE TECHNOLOGY

         The goal behind the development of the VALE technology is to create an active transdermal drug delivery system that efficiently and effectively delivers drugs through the skin and into the blood supply without the need of a patch. In order to accomplish this, a delivery system must be able to overcome at least three barriers:

         o        the outer layers, or the stratum corneum and the epidermis;

         o        the second layer, or the dermis; and

         o        the walls of individual capillaries.

         The VALE technology is intended to be a patchless, lipid-based delivery system which uses an active process to deliver drugs through the skin and into the bloodstream. It is being developed around the unique concept of incorporating chemical vasodilators into the drug delivery vehicle. These chemical compounds are intended to act on the network of blood vessels located near the surface of the skin to elicit the physiologic response of dilating or relaxing the blood vessels in the immediate area. This, in turn, is designed to have the effect of increasing the blood flow to the area. The theory behind the VALE technology is that as blood flow increases and the blood vessels dilate, the active drug molecules incorporated into the delivery system are transported actively and efficiently into the bloodstream.

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

CURRENT PRODUCT LINE

         We have completed the development and test marketing of our three primary products. Each of these products uses PENtoCORE topical formulations (see below). These products are:

         o Osteon - an OTC external analgesic designed to provide temporary relief from the muscular-skeletal pain associated with arthritis;

         o A-R Extreme - an OTC external analgesic designed to provide temporary relief from the muscle and joint pain associated with athletic activity (formerly branded as Athlete's Relief); and

         o Termin8 - an OTC antifungal lotion designed to effectively treat athlete's foot (formerly branded under the name deFEET(R)).

         We license the Osteon and PENtoCORE trademarks under our amended license agreement with BioChemics (See item 12. Certain Relationships and Related Transactions). We market each of our three current principal products under the OTC Review Program, which is discussed in more detail under "Government Regulation."

PRODUCT CANDIDATES

         In addition to and separate from our A-R Extreme, Osteon and Termin8 products, we have identified and are currently developing, in collaboration with BioChemics, six additional OTC product candidates that will utilize either the VALE transdermal or PENtoCORE topical technology. Each of these product candidates are in various stages of development and are not yet available for sale. These product candidates are as follows:

         o        An analgesic utilizing ibuprofen;

         o        Toenail fungus treatment;

         o        Acne treatment;

         o        First aid treatments;

         o        Hand and body lotions; and

         o        Psoriasis treatment.

         With regard to these product candidates, in instances where the active ingredient (e.g., ibuprofen), dosage form (e.g., VALE transdermal technology), strength, route of administration, directions for use or indication (e.g., toenail fungus) of the product candidate is not covered by the OTC Review Program or where the inactive ingredients used in the product candidate are not recognized as safe and suitable for their intended OTC use, we cannot market the product candidate without obtaining pre-market approval in the form of an approved new drug application, or NDA or an abbreviated new drug application, or ANDA. Conversely, where we believe the active ingredient, dosage form, strength, route of administration, directions for use, and indication of the product candidate are covered by the OTC Review Program and the inactive ingredients used in the product candidate are safe and suitable for their intended OTC use, the product candidate could be marketed without obtaining NDA or ANDA clearance, provided it conforms to the applicable OTC Monograph and is not otherwise adulterated or misbranded. You should refer to the information described under the caption "Government Regulation" for further discussion surrounding NDA, ANDA, OTC Review Program and OTC Monograph programs.

         We have finalized a formulation of our acne treatment utilizing our PENtoCORE topical technology. We intend to market eventually the acne treatment under the label RepiDerm(R). The product would contain 10% benzoyl peroxide, or BPO, as an active ingredient. There is a final OTC Monograph for acne drug products: however, the final Monograph does not currently include BPO as an active ingredient.

         In its tentative final Monograph for OTC acne drug products, the Food and Drug Administration, or FDA, proposed monograph status for BPO. However, following this proposal, the agency became aware of a study that raised a safety concern regarding BPO. FDA evaluated this study and other data submitted by a drug manufacturer association and, in 1991, the agency concluded that it was unable to state that BPO is generally recognized as safe. Accordingly, the FDA published an amended tentative final monograph for OTC topical acne drug products in which it reclassified BPO from Category I (generally recognized as safe and effective and not misbranded) to Category III (available data are insufficient to classify as safe and effective, and further testing is required).

         In light of the Category III status, the FDA subsequently concluded that the marketing under the OTC review program of BPO as an active ingredient in topical OTC acne drug products would be allowed to be continued (under the conditions set forth in the tentative final monograph, i.e. BPO at levels of 2.5 to 10 percent) while additional studies are conducted to answer the unresolved safety questions. However, the agency also tentatively determined that consumers who choose to use products containing BPO need to be provided additional information about the safe use of such products in the form of label warning statements regarding concomitant sunscreen use. There are numerous OTC acne treatment products containing 10% BPO that are currently being marketed under the OTC Review Program.

         We believe that the active ingredients, dosage form, route of administration, directions for use, and indications of our RepiDerm acne treatment are covered by the OTC Review Program and, like similarly situated products on the market, can at this time be marketed under the OTC Review Program. We will begin marketing this product when we are confident that RepiDerm is covered by the OTC Review Program and its marketing is consistent with FDA's policies regarding products that are being reviewed under the Program, specifically including BPO products. We expect to begin to market RepiDerm by the end of the third quarter of 2005.

GENERAL STRATEGY

         Our general strategy is to commercialize, market and sell transdermal and topical OTC drugs that we believe can be delivered in an efficient, user-friendly, and reliable manner by utilizing both the VALE and PENtoCORE technologies.

         In September 2004, we introduced our new marketing and sales strategy and began shipping our products with revised labeling. In September 2004, we determined to pursue our sales strategy in two phases: (1) the first phase of the rollout strategy being market penetration through strategic alliances with marketing partners, and (2) the second phase being to pursue opportunities to launch our products into retail chains.

         In furtherance of the first phase of the strategy, during 2004, we executed the following two strategic alliances. The first one with Ortho Distribution Inc. or ODI, a wholly owned subsidiary of OrthoRehab, Inc. of Tempe, Arizona. OrthoRehab has an extensive distribution network, across the United States and in approximately 50 other countries. We have filled and labeled approximately 5,000 four ounce bottles of our topical analgesic for ODI. In accordance with the agreement with ODI, we anticipated launching this batch through ODI's distribution network by the end of 2004. However, an unrelated third-party purchaser acquired ODI's parent company, Ortho-Rehab, in January 2005. We are in ongoing discussions with the new ODI management and expect to continue the relationship. However, there can be no assurance that the strategic alliance will continue or that it will provide us with the results intended under the original agreement with ODI. We have written off the ODI finished goods inventory of approximately 5,000 bottles at December 31, 2004.

         Also, in March 2004,
we entered into an exclusive, direct to consumer media based, strategic alliance with M2G Media of Irvine, California, a marketing and distribution company that utilizes direct to consumer media and television as its primary form of marketing medium. We anticipated M2G Media would market privately labeled versions of our current products specifically targeting the over the counter topical analgesic arthritis and pain relief markets. We expected M2G to commence infomercial filming by the end of 2004 and to launch our arthritis and pain relief products through its channels of distribution in the first quarter of 2005. However, we were unable to reach mutually agreed upon product minimums with respect to the arthritis and pain relief markets and have since removed the arthritis and pain relief products from the M2G strategic alliance. We are currently negotiating with M2G Media with respect to launching a separate marketing effort supporting our acne product.

         In December 2004, we commenced short form infomercial filming for our own topical analgesic brand, Osteon. In January 2005, we began running those Osteon ads in 60 and 120 second formats on television spots in several markets throughout the United States, particularly, Tampa, Florida and Rochester, New York metropolitan markets. The objective of the campaign was to acquaint consumers with our product line and to establish the brand name recognition. We expect to grow this TV campaign into a broad-based marketing campaign in other metropolitan TV markets. We have just placed an initial nationwide order with a major cable channel to run 60 and 120 second spots in the weeknight late night time slots for ten nights and plan to negotiate additional spots in various designated market areas around the country including Rochester, New York, Pittsburgh, Pennsylvania, and Chicago, Illinois. Our strategy is to secure a deal to buy additional television spots via a pay per unit of sale deal, whereby we pay for media based advertising on a per unit of sale basis rather than fixed rate advertising throughout the United States. If we are able to successfully close this deal and if we are successful in the initial stages, we anticipate that the national rollout will be accelerated significantly. If we do not close on the proposed per unit of sale advertising arrangement and instead must rely on fixed rate advertising alone, we expect that we will need to raise additional capital to reach our market penetration goals. There can be no assurance that we will be able to raise additional capital or if do it will be on financial terms beneficial to the company.

         Recent regulatory events and securities claims brought against us and our management had placed strains on our management and capital resources. In early 2004, we suspended the marketing and sale of our products until we were reasonably sure that our product marketing was consistent with the requirements and policies of the United States Food and Drug Administration, or FDA. In May 2004, together with outside FDA counsel, we revised our product labels and in September 2004 began shipping our products on a limited basis. Although these products are now on the market, we have not made significant shipments to date. You should refer to "Legal Proceeding" for further discussion on this matter.

         In our second phase of our rollout strategy, we intend to pursue opportunities to launch our products into retail market chains sometime during late 2005. We believe that because retail sales efforts typically require large economic outlays and long sales cycles, they produce less of an immediate impact on operations than strategic alliances. Therefore, we have categorized this as part of the second phase of our rollout strategy. In January 2004, we engaged Commotion LLC, or Commotion, of Golden, Colorado, a strategic product marketing company, to assist us in establishing direct brand recognition and strategic retail rollout for our products. The agreement with Commotion is still in effect. Since January 2004, Commotion has provided design input into our Company logos, stationary, business cards, product information and displays as well as for the revised labeling for our A-R Extreme, Osteon, Termin8, and RepiDerm products. Although the agreement is still in effect, we do not require additional design work at this time. Therefore in April 2005 we are suspending our retainer payment to Commotion until further notice. Our plan is focused on the systematic rollout of our current products into major retail and drug store chains, select independent pharmacies and nontraditional channels, including multilevel marketing, direct marketing, web-sites and catalogues. However, as a result of the cessation of the marketing and sale of our products in early 2004 and changes in the timing for the retail rollout of our products, we do not anticipate using any of our initial public offering proceeds to fund our advertising, direct mail programs and related promotional activities. There can be no assurance that any of the initial public offering proceeds will be used for this purpose. You should refer to "Legal Proceedings" for further discussion on our cessation of marketing and sales activities.

         Although we believe that our products, supported by sufficient advertising, will earn retailers acceptance, there can be no assurance that this will happen, or if it does, that it will continue to sustain our operations. We believe that the systematic and multi-phased launch for each of our three current products, as well as the commercialization of RepiDerm, as described above, will allow us to maintain control over the required costs associated with these launches and will maximize the return on investment for the advertising and marketing expenditures. The success of our marketing and sales activities will be dependent, among other things, on our ability to retain and attract qualified marketing and sales personnel, enter into qualified strategic partnerships, place our products into the market and on the consumer perception of our products.

COMPETITION

         We are engaged in a rapidly evolving field. We compete primarily with established pharmaceutical companies like Pfizer, Bristol-Myers Squibb, Schering-Plough, Alza, and emerging biotechnology companies like Cygnus and Elan, as well as research and academic institutions, among others. Competition is intense and expected to increase.

         The large and rapidly growing market for transdermal and topical drug delivery systems is likely to attract new entrants. Numerous biotechnology and biopharmaceutical companies are focused on developing new drug delivery systems and most, if not all, of these companies have greater financial and other resources and development capabilities than we do. Our competitors also have greater collective experience in undertaking pre-clinical and clinical testing of products, obtaining regulatory approvals and manufacturing and marketing OTC and prescription pharmaceutical products. Accordingly, certain of these competitors may succeed in obtaining approval for products more rapidly than us. In addition to competing with universities and other research institutions in the development of products, technologies and processes, we may compete with other companies in acquiring rights to products or technologies from universities. There can be no assurance that our products or product candidates will be more effective or achieve greater market acceptance than competitive products, or that these companies will not succeed in developing products and technologies that are more effective than those being developed by us or that would render our products and technologies less competitive or obsolete.

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

         In addition to competing with newly developed drug delivery systems, we will compete with existing products which address the same medical conditions as our products and product candidates. For instance, Tinactin(R) and Lotrimin(R) would compete with our Termin8 athlete's foot product, while Advil(R) and Tylenol(R) would compete with our pain relief products and product candidates. These and other brands are already offering different delivery systems. For instance, Pfizer's Ben Gay(R) is now offered in a patch as well as a cream. These products are manufactured, distributed and marketed by companies with vastly greater resources than our own. There is no guarantee we will be able to achieve widespread market acceptance for our products, or that our marketing efforts will be successful in distinguishing our products from these established market participants.

MANUFACTURING

         We do not currently, nor do we intend to, engage in the manufacturing of any of our products or product candidates. Through BioChemics, we use an unrelated, single contract manufacturer to manufacture all our products, which manufacturer is responsible for procuring necessary product components and for manufacturing the final products to our specifications. There is no agreement between BioChemics and the contract manufacturer. We believe that the relationship between BioChemics and this contract manufacturer is good. However, if this manufacturer is unable or unwilling to meet our demands because of production limitations, or fails to adhere to requirements under the Federal Food, Drug, and Cosmetic Act, or FFDCA, relating to current Good Manufacturing Practices, or cGMPs, this could cause an interruption or halt in the availability of our products with a concomitant material adverse impact on our business. Through our relationship with BioChemics, we are attempting to secure other contract manufacturing facilities which have present capabilities to manufacture our products in accordance with our specifications and the FDA's cGMP requirements. In the event that BioChemics is unwilling or unable to meet our manufacturing needs in accordance with the terms of its manufacturing and development agreement with us, we have the right to retain outside third parties to manufacture our products.

         In August 2003, we formalized a manufacturing and development agreement with BioChemics with respect to the ongoing manufacturing and development of our products and product candidates. The agreement has an initial term of five years and is automatically renewed on each anniversary date of the agreement for an additional period of 12 months so long as the agreement has not been terminated in accordance with its terms and conditions. Under this agreement, BioChemics has and will continue to research, develop and manufacture products for us pursuant to specific purchase orders submitted by us from time to time.

BioChemics will charge us a development and manufacturing fee at a rate of cost plus 10%. The agreement permits BioChemics to use third party contractors to manufacture the products that BioChemics provides to us. Currently, BioChemics uses a privately owned third party company as its sole contract manufacturer. We do not currently, nor do we intend to, engage in the manufacturing of, nor conduct any research and development with respect to, any of our products or product candidates. However, in the event that BioChemics is unwilling or unable to meet our manufacturing needs in accordance with the terms of the agreement with us, we have the right to retain outside third parties to manufacture our products. Pursuant to this agreement, during the fiscal year ended December 31, 2004, we incurred research and development costs of $266,433 related principally to the formulation of an analgesic utilizing the active ingredient ibuprofen. Pre-clinical studies utilizing animals were conducted and billed as part of this research.

ENVIRONMENTAL REGULATION

         Our costs of compliance with environmental regulation as applied to similar pharmaceutical companies are minimal since we do not currently, nor do we intend to, engage in the manufacturing of any of our products or product candidates. Through BioChemics, we use an unrelated, single contract manufacturer to manufacture all our products and receive final products from such manufacturer, without any involvement in the manufacturing process at any stage of the process. Although we believe that our safety procedures for using, handling, storing and disposing of our products comply with the environmental standards required by state and federal laws and regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials. We do not carry a specific insurance policy to mitigate this risk to us or to the environment. The Company contracts with an independent lab pursuant to standard FDA protocol to test beginning, middle and end samples, during batch manufacturing, to determine product compliance with FDA regulations.


INTELLECTUAL PROPERTY

         BioChemics owns proprietary technology developed in connection with its four U.S. patents:

         o Patent No. 5,460,821, issued on October 24, 1995 and expiring June 23, 2013
         o        Patent No. 5,645,854, issued on July 8, 1997 and expiring June
                  23, 2013
         o Patent No. 5,853,751, issued on December 29, 1998 and expiring June 23, 2013
         o Patent No. 6,635,274, issued on October 21, 2003 and expiring October 27, 2020.

         As discussed above, under the terms of the licensing agreement with BioChemics, BioChemics granted us an exclusive, irrevocable, worldwide license to use and practice the VALE patents and PENtoCORE technology in order to commercialize, market and sell OTC pharmaceutical products. In addition BioChemics has four other patents pending domestically. Internationally, BioChemics has been issued foreign patents in 17 countries and patents pending in 7 others. BioChemics has filed, and will continue to file as required, for second-generation patents on a number of its products. BioChemics also owns 16 registered trademarks, including Osteon, RepiDerm PENtoCORE. We own the U.S. trademark protection for the name "Termin8."

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

         BioChemics owns proprietary technology developed in connection with its four U.S. patents and licenses them to us. Our success and ability to compete are substantially dependent on these patents, proprietary formulations and trademarks. Both BioChemics and we believe that our products do not and will not infringe on patents or violate proprietary rights of others. In the event that our products infringe patents or proprietary rights of others, we may be required to modify our products or obtain a license. There can be no assurance that we will be able to do so in a timely manner upon acceptable terms and conditions. Moreover, if our products infringe patents or proprietary rights of others, we could, under certain circumstances, become liable for damages, which could have a material adverse effect on earnings.

GOVERNMENT REGULATIONS

GENERAL

         The development, testing, manufacture, labeling, marketing, and promotion of OTC drugs are subject to extensive regulation by the FDA under the FFDCA and by the Federal Trade Commission, or FTC, under the Federal Trade Commission Act ("FTC Act").

         The degree of regulation under the FFDCA is dependent, in part, upon whether the OTC drug, as formulated, labeled, and promoted, is considered by qualified experts, based on publicly available scientific data and information, to be generally recognized as safe and effective ("GRASE"), for its recommended conditions of use. If an OTC drug as formulated, labeled, and promoted is not considered GRASE for its recommended conditions of use or, if so considered, if it has not been used to a material extent or for material time, the drug is regulated under the FFDCA as a "new drug" which requires pre-market approval in the form of an NDA, before it can be commercially marketed.

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

         If the active ingredient used in an OTC drug is not covered by the OTC Review Program, or even if it is covered, if the conditions of use (e.g., strength, dosage form, indications) deviate from that eligible for GRASE status under the OTC Review Program, the product is considered by the FDA to be a "new drug" subject to the NDA pre-market approval requirements. For a full discussion of these requirements see the discussion below in "NDA Review Process."

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

         Other requirements or limitations for OTC drugs imposed under the FFDCA include: (a) a requirement that the drug be manufactured in conformity with cGMPs, a system of manufacturing that insures the quality, reproducibility, and traceability of drug products intended for human use.; (b) a requirement that the labeling for the product contain adequate directions for use and warnings;
(c) a requirement that the manufacturer of the drug product register with the

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

         Additionally, the FDA also strictly regulates the promotional claims that may be made about drug products. The FDA requires substantiation of any claims of superiority of one product over another including, in many cases, requirements that such claims be proven by adequate and well controlled head-to-head clinical trials. The FTC Substantiation Standards are very similar for the advertising of OTC products. To the extent that market acceptance of Vaso Active's products may depend on their superiority over existing therapies, any restriction on Vaso Active's ability to advertise or otherwise promote claims of superiority, or requirements to conduct additional expensive clinical trials to provide proof of such claims, could negatively affect the sales of Vaso Active's products and/or its costs.

TREATMENT OF OUR PRODUCTS AND PRODUCT CANDIDATES

         We believe that the active ingredients, dosage form and strengths of our A-R Extreme, Osteon, Termin8 and RepiDerm products, each licensed from BioChemics, are covered by the OTC Review Program and therefore are eligible for marketing under the OTC Review Program. In addition, we believe the revised labeling of our A-R Extreme, Osteon, and Termin8 products is consistent with FDA laws and regulations. The labeling of our RepiDerm product is not yet finalized however, we intend to design the labeling consistent with FDA laws and regulations. We will not market RepiDerm until we are reasonable certain that the final labeling is in accordance with FDA laws and regulations. In September 2004, we introduced A-R Extreme, Osteon and Termin8s, with the revised labeling, to the market. Although these products are now on the market, there have not been significant shipments to date.

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

RESEARCH AND DEVELOPMENT

         We do not currently, nor do we intend to directly conduct any research and development on our own behalf with respect to any of our current products or product candidates. In February 2003, we entered into a development and manufacturing agreement with BioChemics with respect to the ongoing manufacturing and development of our products and product candidates. Under this agreement, BioChemics will research, develop and manufacture products for us pursuant to specific purchase orders submitted by us from time to time. BioChemics will charge us a development and manufacturing fee at a rate of cost plus 10%. BioChemics uses a privately owned third party company as its sole contract manufacturer. We currently are engaging Biochemics to undertake development of a transdermal ibuprofen product. The research is in animal testing stages. We have budgeted approximately $20,000 per month for this early stage research and development. During the year ended December 31, 2004, we incurred research and development costs paid by us to Biochemics of $266,433 related principally to ibuprofen development Prior to 2004 the Company did not spend any amount on research and development. Prior to 2004, all such costs were borne by Biochemics.

         Under this agreement, BioChemics has and will continue to research, develop and manufacture products for us pursuant to specific purchase orders submitted by us from time to time. BioChemics will charge us a development and manufacturing fee at a rate of cost plus 10%. The agreement permits BioChemics to use third party contractors to manufacture the products that BioChemics provides to us. Currently, BioChemics uses a privately owned third party company as its sole contract manufacturer. We do not currently, nor do we intend to, engage in the manufacturing of, nor conduct any research and development with respect to, any of our products or product candidates. However, in the event that BioChemics is unwilling or unable to meet our manufacturing needs in accordance with the terms of the agreement with us, we have the right to retain outside third parties to manufacture our products. Pursuant to this agreement, during the fiscal year ended December 31, 2004, we incurred research and development costs of $266,433 related principally to the formulation of an analgesic utilizing the active ingredient ibuprofen. Pre-clinical studies utilizing animals were conducted and billed as part of this research.

EMPLOYEES

         At December 31, 2004, we employed ten persons. Four of the ten persons are employed part time by us. One officer, our Vice President and Chief Scientific Officer devotes 30% of his time to us and 70% to BioChemics, and our former Chief Executive Officer devote approximately 70% of his time to us and 30% of his time to BioChemics. One other individual splits her time equally between our company and BioChemics. In addition, we employed one administrative person on a part-time basis. We do not have a collective bargaining agreement with our employees; nor are any of our employees members of any labor union.

AVAILABLE INFORMATION

         We are subject to the informational requirements of the 1934 Act, which requires that we file reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). The SEC maintains a website on the Internet at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, including Vaso Active, which file electronically with the SEC. In addition, our Exchange Act filings may be inspected and copied at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. We make available free of charge through our Internet web site, http://www.vasoactive.us, our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the 1934 Act as soon as reasonably practicable after such material has been electronically filed with, or furnished to, the SEC.

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

         At December 31, 2004, we had an accumulated deficit of approximately $6.2 million. We expect to incur additional operating losses as we expand our marketing, sales and development efforts. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations may be materially and adversely affected.

WE ARE AN EARLY STAGE COMPANY THAT HAS A LIMITED OPERATING HISTORY.

         We are an early stage company focused on commercializing, marketing and selling OTC pharmaceutical products. We began our operations as a division of BioChemics, Inc. in January 2001. We have only operated as an entity independent of BioChemics since January 2003. Our operating history is therefore limited. Our Termin8, A-R Extreme and Osteon products, which we license from BioChemics, are in the early stages of commercialization. Our product candidates are only in the early stages of development. With the exception of the introduction of deFEET to the marketplace by BioChemics while we were still a division of BioChemics, we have not yet recognized significant revenue from product sales. You should evaluate the likelihood of financial and operational success in light of the uncertainties and complexities present in an early-stage company, many of which are beyond our control, including:

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

THERE ARE SIGNIFICANT UNCERTAINTIES ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

         Our recurring operating losses, liquidity issues and the uncertainties raised as a result of our legal proceedings raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern and the appropriateness of using the going concern basis of accounting depends upon, among other things on, the ability to generate sufficient cash from operations and financing sources to meet obligations.

OUR FAILURE TO COMPLY WITH EXTENSIVE GOVERNMENT REGULATION MAY SIGNIFICANTLY AFFECT OUR OPERATING RESULTS.

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

WE CANNOT MARKET OUR PRODUCTS UNLESS THEY HAVE BEEN LISTED WITH THE FDA AND ARE COVERED BY THE FDA'S OTC REVIEW PROGRAM AND ARE MARKETED IN CONFORMITY WITH THE APPLICABLE OTC DRUG MONOGRAPH OR HAVE ATTAINED NDA OR ANDA APPROVAL.

         If our topical A-R Extreme, Osteon and Termin8 products are formulated and promoted in accordance with the OTC Drug Monographs pursuant to the FDA's OTC Review Program, FDA pre-market approval is not required prior to marketing. If these or any of our product candidates deviate from an OTC Drug Monograph requirement in active ingredients, intended use, method of administration, dosage form, or labeling, among other things, then we or our marketing partners must obtain NDA pre-market approval from the FDA before beginning commercial marketing. The FDA has taken the position that insofar as our product candidates may use the VALE transdermal technology, they fall outside of those eligible for GRASE status under the OTC Review Program and thus we must obtain, or our marketing partners must obtain, NDA approval of these product candidates before they can be commercially marketed.

         Under the FDA's procedures, it is generally less burdensome to obtain NDA approval of a drug product which contains the same active ingredient(s) as those: (a) considered GRASE in a final OTC Drug Monograph, or (b) contained in a drug product eligible for ANDA, approval, but which differs in certain conditions of use (e.g., dosage form) from that covered by a final OTC Drug Monograph or eligible for ANDA approval. However, once a product becomes subject to the NDA requirements there can be no assurance that a company can generate the additional data and information necessary to support NDA approval of the proposed variant product or that approval can be obtained without substantial expenditures and delays.

CLINICAL TRIALS MAY FAIL TO DEMONSTRATE THE SAFETY AND EFFICACY OF OUR PRODUCT CANDIDATES AND COULD PREVENT OR SIGNIFICANTLY DELAY REGULATORY APPROVAL.

         Prior to receiving NDA approval to commercialize any of our product candidates, we must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA and other regulatory authorities in the United States and abroad, that the product candidate is both safe and effective. If these trials or future clinical trials are unsuccessful, our business and reputation would be harmed and our stock price would be adversely affected.

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

THERE IS NO ORGANIZED MARKET FOR OUR STOCK; OUR STOCK PRICE HAS BEEN VOLATILE AND COULD EXPERIENCE SUBSTANTIAL DECLINES.

         Our securities are currently quoted in the Pink Sheets under the trading symbol "VAPH.PK". The market price of our common stock has experienced, and may continue to experience, significant volatility. During 2004, the per share closing price of our common stock ranged from $0.38 to $14.11. As a result of the temporary suspension of trading in our securities on April 1, 2004, our press release dated April 7, 2004 advising investors not to trade in our securities until further disclosure, and our voluntary delisting of our securities from The Nasdaq Stock Market on April 8, 2004, there is not currently an organized market in our securities, and there can be no assurance that such a market will develop. On March 24, 2005 the average bid for a share of our Class A Common Stock as quoted by the OTC Pink Sheets was $0.62. The value of our Class A Common Stock may decline regardless of our operating performance or prospects. Factors affecting our market price include:

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

         In addition, in recent years, the stock market in general, and the market for pharmaceutical companies in particular, have experienced significant price and volume fluctuations. This volatility has affected the market prices of securities issued by many companies, often for reasons unrelated to their operating performance, and it may adversely affect the price of our common stock. In the past, securities class action litigation has often been instituted following periods of volatility in the market price of a company's securities. A number of securities class action lawsuits have been filed against us. See "Legal Proceedings" for more information.

WE ARE DEFENDANTS IN A NUMBER OF CLASS ACTION LAWSUITS THAT MAY ADVERSELY AFFECT OUR BUSINESS.

         As discussed in greater detail under "Legal Proceedings," we and certain of our officers are the defendants in a number of class action lawsuits filed on behalf of purchasers of Vaso Active's Class A common stock during the period December 11, 2003 to March 31, 2004, which allege that the defendants violated the federal securities laws by allegedly failing to make accurate and complete disclosures concerning Vaso Active, its business operations and future prospects, the clinical trial and endorsement of our Termin8 anti-fungal product (previously known as "deFEET") and the institutional demand for Vaso Active securities. The complaints seek equitable and monetary relief, an unspecified amount of damages, with interest, attorney's fees and costs.

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

         If there are adverse developments in the lawsuits against us, or resolution of our regulatory matters with the SEC and the FDA takes longer than we expect, our capital resources could be adversely affected. Should these actions linger for a long period of time, whether ultimately resolved in our favor or not, or further lawsuits be filed against us, our financial results will be adversely affected by the need to pay the fees and costs incurred in defending these suits. Additionally, we may not be able to conclude or settle such litigation on terms that coincide with our ability to pay any judgment or settlement. The size of payments for damages and other costs related to these actions, individually or in the aggregate, could seriously impair our cash reserves and financial condition. In addition, the continued defense of this lawsuit also could result in continued diversion of our management's time and attention away from business operations, which could cause our financial results to decline. A failure to resolve definitively current or future material litigation in which we are involved or in which we may become involved in the future, regardless of the merits of the respective cases, could also cast doubt as to our prospects in the eyes of our customers, potential customers and investors, which could cause our revenues and stock price to further decline.

OUR INSURER NOTIFIED US THAT IT REJECTS ITS LIABILITY TO REIMBURSE US WITH RESPECT TO ANY OF THE CLAIMS ASSERTED IN ANY OF THE CURRENT LEGAL PROCEEDINGS AGAINST US, OUR OFFICERS OR DIRECTORS. IF THE INSURER PREVAILS REGARDING THIS EVALUATION, IT MAY ADVERSELY AFFECT OUR BUSINESS.

         We rely on our director and officer liability insurance policy to provide us with sufficient coverage to reimburse us for the cost of defense and, up to its coverage limit, to offset any unfavorable outcome which may result from class action lawsuits or derivative actions filed against us or our directors and officers. Our insurer has notified us that based on a coverage evaluation, it intends to reject liability to reimburse us with respect to any of the claims asserted in any of the litigation summarized under "Legal Proceedings" for a substantial majority of the policy coverage and that it may seek to rescind the policy with respect to the balance of the policy coverage. The Company intends to vigorously contest the insurer's positions. If the insurer prevails, it may adversely affect our capital resources and our business and, if the insurer prevails, we will bear responsibility for legal fees.

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

HISTORICALLY, WE HAVE DEPENDED ON A SMALL NUMBER OF CUSTOMERS FOR THE MAJORITY OF OUR NET REVENUE.

         As of the date of this report, we are not generating any significant revenues. We may not be able to generate significant revenues in the future. At various times, we and BioChemics have marketed Osteon, Athlete's Relief and deFEET on a "test basis" to experiment with consumer packaging and product performance receptivity, packaging size, label design along with other criteria. We consider this information important to deciding on an eventual roll out strategy for the products. We call these programs "test marketing" because neither Vaso Active nor its parent, BioChemics, was sufficiently capitalized to engage in advertising campaigns. In some cases, we terminated test marketing programs and in other cases, the retailer terminated test marketing programs. In connection with the test marketing program with Walgreen's to sell deFEET in mid-2003, we could not provide sufficient funding for an advertising program that would be acceptable to Walgreen's. Our efforts were complicated by our need to change the product name from deFEET to Termin8. Because of our inability to undertake an acceptable advertising campaign, we and Walgreen's terminated this test marketing program. Although management believes that our products, supported by sufficient advertising, will earn retailers acceptance, there can be no assurance that this will happen, or if it does, that it will continue.

         In order to reduce the risk of relying on a small number of customers for the majority of our net revenue, we have, as discussed previously, established two marketing and distribution alliances with ODI and M2G Media. If these two strategic alliances are not successful and if other strategic alliances or retail distribution agreements are not established, this could result in a material adverse impact on our revenues.

WE DEPEND ON BIOCHEMICS AND THIRD PARTIES TO DEVELOP AND MANUFACTURE OUR PRODUCTS AND PRODUCT CANDIDATES AND OUR COMMERCIALIZATION OF OUR PRODUCTS COULD BE STOPPED, DELAYED OR MADE LESS PROFITABLE IF BIOCHEMICS OR THOSE THIRD PARTIES FAIL TO PROVIDE US WITH SUFFICIENT QUANTITIES AT ACCEPTABLE PRICES.

         We do not possess product development capability. As a result, we depend on collaborations with third parties, such as BioChemics, for development of our product candidates. During the year ended December 31, 2004, we incurred research and development costs of approximately $266,000 related to the formulation of an analgesic utilizing the active ingredient ibuprofen as well as finalization of RepiDerm product development. Pre-clinical studies utilizing animals were conducted and billed as part of the ibuprofen research. These services were incurred pursuant to a February 2003 manufacturing and development agreement with BioChemics. In addition, we have no manufacturing capability. As a result, we will depend on BioChemics, which in turn will rely upon third parties to manufacture our products. Although our strategy is based on leveraging BioChemics' ability to develop and manufacture our products for commercialization in the OTC marketplace, we will be dependent on BioChemics' collaborations with drug development and manufacturing collaborators. If we and BioChemics are not able to maintain existing collaborative arrangements or establish new arrangements on commercially acceptable terms, we would be required to undertake product manufacturing and development activities at our own expense. This would increase our capital requirements or require us to limit the scope of our development activities. Moreover, we have limited or no experience in conducting full scale bioequivalence or other clinical studies, preparing and submitting regulatory applications, and manufacturing and marketing drug products. There can be no assurance that we will be successful in performing these activities and any failure to perform such activities could have a material adverse effect on our business, financial condition and results of our operations.

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

         Additionally, the failure of any of our contract manufacturers to manufacture our products in conformity with current cGMPs could result in interruption or halt of the availability of our products, pending demonstration to the FDA or a court of compliance with cGMPs. Any such interruption in the availability of our products could have a material adverse impact upon our financial position and results of operations.

IF WE OR BIOCHEMICS FAIL TO ADEQUATELY PROTECT OR ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS, WE MAY BE UNABLE TO OPERATE EFFECTIVELY.

         BioChemics owns proprietary technology developed in connection with its four U.S. patents. In addition, foreign patents have been issued to BioChemics in 17 foreign countries and are pending in seven others. The PENtoCORE technology is not covered by patents but is considered proprietary. BioChemics also owns sixteen registered trademarks, including Osteon, RepiDerm and PENtoCORE. We have applied for U.S. Trademark protection for the mark "Termin8." Our license agreement, as amended, with BioChemics permits us to commercialize, market and sell our products and product candidates using these patents, proprietary formulations and the Osteon and PENtoCORE trademarks. Our success and ability to compete are substantially dependent on these patents, proprietary formulations and trademarks. Although both we and BioChemics believe that the patents and associated trademarks and licenses are valid, there can be no assurance that they will not be challenged and subsequently invalidated and/or canceled. The invalidation or cancellation of any one or all of the patents or trademarks would significantly damage our commercial prospects. Further, BioChemics may find it necessary to legally challenge parties infringing its patents or trademarks or licensed trademarks to enforce its rights thereto. There can be no assurance that any of the patents would ultimately be held valid or that efforts to defend any of the patents, trade secrets, know-how or other intellectual property rights would be successful.

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

SHOULD PRODUCT LIABILITY CLAIMS BE BROUGHT SUCCESSFULLY AGAINST US EXCEEDING THE PRODUCT LIABILITY COVERAGE WE CURRENTLY HAVE IN PLACE, THERE CAN BE NO ASSURANCES THAT SUCH EVENTS WOULD NOT MATERIALLY IMPACT OUR PERFORMANCE AND VIABILITY.

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

         We were originally formed as a division of BioChemics and the viability and financial strength of BioChemics is critical to our success. Throughout our development, we have relied on services and financing provided to us by BioChemics. When we became an independent operating entity, we entered into a license agreement and, prior to the consummation of our initial public offering, we entered into a manufacturing and development agreement, with BioChemics. We presently maintain our executive offices on premises that we share with BioChemics. We do not have a lease agreement with BioChemics. We believe that we can obtain suitable alternative space without any material disruption of our business and that such space will be available to us in the future on commercially reasonable terms. Since, pursuant to the administrative support agreement by and between the Company and BioChemics, BioChemics provides us with administrative and managerial support, our results of operations include allocations of certain BioChemics expenses, such as centralized accounting, data processing, utilities, office space rental, supplies, telephone and other BioChemics corporate services and infrastructure costs. These expenses have been charged back to us as a management fee. We recorded approximately $46,000, $122,000 and $136,000 in these related-party fees for the years ended December 31, 2004, 2003 and 2002, respectively. In addition during the year ended December 31, 2003 BioChemics provided financing to us in the amount of approximately $518,200 to fund our operating losses incurred during the period of time up to the initial public offering as well as fund the up front costs of a private placement closed in May 2003, see discussion at "Liquidity and Capital

Resources." This was reimbursed as a portion of the amount paid to BioChemics upon the closing of our initial public offering in December 2003. The expense allocations have been determined on the basis that we and BioChemics consider to be reasonable reflections of the utilization of services provided for the benefit received by us. The loss of the services provided by BioChemics or the loss of the license of the VALE patents or the PENtoCORE technology under the license agreement would have a material adverse effect on our business, financial condition and results of operations.

         BioChemics has never been profitable and most likely will not achieve profitability in the near future, if ever. Although BioChemics was founded in 1989, and incorporated in 1991, it is still a development stage company. It has generated significant losses through December 31, 2004, has limited revenue, and is likely to sustain operating losses in the foreseeable future. BioChemics' operations are subject to all of the risks inherent in the establishment of a business enterprise. Through December 31, 2004, BioChemics had an unaudited, consolidated accumulated deficit of approximately $16.9 million, which includes the operations of Vaso Active. In addition, as of December 31, 2004, BioChemics was in default under debt obligations in the approximate amount of $10.2 million, which includes accrued interest, that it has issued to private investors, of which approximately $6.9 million, inclusive of accrued interest, is held by Mr. Masiz, members of his family and the Chairman of Biochemics. Although BioChemics is attempting to restructure or refinance these obligations, there can be no assurance that it will be able to do so on acceptable terms. If BioChemics is not successful in maintaining its financial viability, our business, financial condition and results of operations may be materially and adversely affected. BioChemics anticipates that it will continue to incur net losses and be unprofitable for the foreseeable future. There can be no assurance that BioChemics will ever operate at a profit even if its or our products are commercialized.

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

         Effective as of August 17, 2004 and in accordance with the terms of the SEC settlement, Mr. John J. Masiz resigned as President and Chief Executive Officer of Vaso Active. Vaso Active appointed its current Chief Financial Officer, Joseph Frattaroli, to serve as President and Acting Chief
Executive Officer while it conducts a search for a new Chief Executive Officer. Due to a high demand for highly trained executives in our industry, there is no assurance that we will be able to attract or retain a suitable Chief Executive Officer now or in the future, and this could have a material adverse effect on our business, financial condition and results of operations.

         Effective June 18, 2004, Kevin J. Seifert resigned as the Chief Operating Officer and director of Vaso Active. Vaso Active is not currently conducting a search for a new Chief Operating Officer. Our former Chief Executive Officer has assumed Mr. Seifert's former responsibilities.

         Furthermore, several of our other key employees are devoting less than all their time to the Company. For example, although our Chief Scientific Officer, Dr. Stephen Carter devotes substantially all his time to our activities, he is only required to devote approximately 30% under his agreement with us. For us to pursue our product development, marketing and commercialization plans, we will need to hire personnel with experience in clinical testing, government regulation, manufacturing, marketing and finance.

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

MR. MASIZ IS MAJORITY STOCKHOLDER OF BIOCHEMICS, WHICH IS OUR PRINCIPAL STOCKHOLDER. HE HAS SUBSTANTIAL CONTROL OVER OUR AFFAIRS, POSSIBLY TO THE DETRIMENT OF OTHER HOLDERS OF OUR CLASS A COMMON STOCK.

         Our principal stockholder, BioChemics, owns 4,500,000 shares of our Class B common stock, which at December 31, 2004 represented approximately 70% of the combined voting power of our common stock. Mr. Masiz, as President, Chief Executive Officer and Chairman of BioChemics and, as the principal stockholder in BioChemics, will be able to control the outcome of stockholder votes, including votes concerning the election of our directors, the adoption or amendment to provisions in our certificate of incorporation or by-laws, the approval of mergers and/or acquisitions, decisions affecting our capital structure and other significant corporate transactions. This concentration of ownership may delay, deter or prevent transactions that would result in a change of control, which in turn could reduce the value of our common stock.

IN THE EVENT OF A CONFLICT OF INTEREST BETWEEN BIOCHEMICS AND VASO ACTIVE, OUR STOCKHOLDERS COULD BE NEGATIVELY AFFECTED.

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

ITEM 2.  DESCRIPTION OF PROPERTY

         Currently, we share our principal corporate office space with BioChemics in Danvers, Massachusetts. Our principal corporate offices accommodate our operational, selling, marketing and administrative needs. The lease for this approximately 2,500 square feet office space is held by BioChemics and has recently been renewed and extended through March 2006. We do not have a lease agreement with BioChemics. Although we do not have a formal lease agreement with BioChemics, we pay approximately $3,700 per month in rent to BioChemics for our office and warehouse space. During the year ended December 31, 2004, we recorded approximately $44,000 in facility rent expense. Prior to 2004, rent expense was a component of management fees and totaled approximately $20,000 for the years ended December 31, 2003 and 2002. We anticipate that this arrangement will continue at least through the end of 2005. We believe that our existing facilities are adequate to support our existing operations and that, if needed, we will be able to obtain suitable additional facilities on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

SEC MATTERS

         On April 1, 2004, the SEC temporarily suspended trading of our securities. In its announcement of the trading suspension, the SEC stated that it temporarily suspended trading in our securities because of questions regarding the accuracy of our assertions, and others', in press releases, the 2003 annual report, our registration statement and public statements to investors concerning, among other things, the FDA approval of certain key products and the regulatory consequences of the future application of our primary product.

         In August 2004, the SEC formally approved the terms of a settlement regarding alleged violations of securities laws stemming from allegedly misleading disclosures in our initial public offering registration statement, our 2003 annual report and a statement on our website concerning the FDA's approval or qualification of our products. We agreed with the SEC to settlement terms without us admitting or denying the allegations of the civil complaint, pursuant to which the company is permanently enjoined from violating the anti-fraud provisions of the 1933 Act and the antifraud and reporting provisions of the 1934 Act. The SEC action filed with the United States District Court for the District of Columbia (the "Court") on August 17, 2004 is styled SECURITIES AND EXCHANGE COMMISSION V. VASO ACTIVE PHARMACEUTICALS, INC. Civil Action No. 04 CV 01395 (RJL) (D.D.C.).

         Also in August 2004, the SEC formally approved the terms of a settlement with John J. Masiz, our former President and Chief Executive Officer, without Mr. Masiz admitting or denying the allegations of the civil complaint, that likewise enjoins him from violating the antifraud and reporting provisions, and prevents him from serving as an officer or director of any public company, including Vaso Active, for a period of five years. Effective as of August 17, 2004, Mr. Masiz resigned as an executive officer and a director of Vaso Active. He is, however, permitted to remain an active employee and/or consultant of Vaso Active. In light of the foregoing, Vaso Active and Mr. Masiz agreed to terminate his employment agreement and enter into a new agreement. Pursuant to that agreement, Mr. Masiz will provide strategic consulting services regarding sales, marketing and business development to Vaso Active for an initial term through June 30, 2008 and will report to our Chief Executive Officer. We have appointed our Chief Financial Officer Joseph Frattaroli to serve as our Acting President and Acting Chief Executive Officer while we conduct a search for a new Chief Executive Officer. On September 13, 2004, the Court for the District of Columbia entered final judgments against Vaso Active and Mr. Masiz, pursuant to the above referenced settlement terms.

FDA MATTERS

         We are not aware whether the FDA is contemplating any action against us. We believe that the active ingredients, dosage form and strengths of A-R Extreme, Osteon and Termin8 are covered by the FDA's OTC Review Program and therefore we believe these products are currently eligible for marketing under the same program. In early 2004, we intended to distribute these products under revised labeling once we were reasonably sure that the marketing of these products was consistent with the FDA's requirements and policies. We submitted new labels for our previously marketed products to the FDA in May 2004 and requested comments by the FDA on these labels. There is no regulatory requirement that the FDA review or comment on such materials and so far, the FDA has not provided any comment relating to the new labels. Although we were not provided any comment from the FDA, we are now reasonably sure that these new labels are consistent with all FDA regulations and policies and as a result, we resumed marketing and shipment of our products in September 2004.

NASDAQ DELISTING MATTERS

         In April 2004, the Listing Investigations staff of The Nasdaq Stock Market, or Nasdaq, notified us that it had commenced an inquiry into our compliance with Nasdaq's continued listing requirements and requested certain information from us relating to the pending SEC regulatory matters. In light of the substantial administrative and cash burdens of maintaining our Nasdaq listing as well as the substantial legal costs anticipated with respect to the pending SEC and FDA matters, we determined that it was in the best interests of our shareholders for the company to cease voluntarily the listing of its securities on Nasdaq. Effective April 8, 2004, upon our request, Vaso Active's securities ceased to be listed on Nasdaq.

         Presently, our securities are being quoted in the OTC Pink Sheets under the symbol "VAPH.PK." We intend to seek listing of our securities on an exchange or other automated quotation system, although the timing of our application has not yet been determined. However, there is no assurance that we will be successful in securing such listing or quotation or, even if it is successful, we will be able to maintain the listing or quotation of our securities on such exchange or quotation system.

PRIVATE LITIGATION

         In April, May, and June 2004, the Company and certain of its officers (the "Defendants") were sued in several securities class action lawsuits filed in the United States District Court for the District of Massachusetts. The complaints, which seek equitable and monetary relief, an unspecified amount of damages, with interest, attorney's fees and costs, allegedly were filed on behalf of purchasers of Vaso Active Class A common stock during the period December 11, 2003 to March 31, 2004. The complaints allege that during the period in question the Defendants violated the federal securities laws by allegedly failing to make accurate and complete disclosures concerning the Company, its financial condition, its business operations and future prospects, the clinical trial and endorsement of the Company's Termin8 anti-fungal product (previously known as "deFEET") and the institutional demand for Vaso Active's securities. These complaints are captioned as follows: DENNIS E. SMITH V. VASO ACTIVE PHARMACEUTICALS, INC., ET AL. , Civ. No. 04-10708 (RCL) (D. Mass.); RICHARD SHAPIRO V. VASO ACTIVE PHARMACEUTICALS, INC., ET AL. , Civ. No. 04-10720
(RCL) (D. Mass.); CHRISTOPHER PEPIN V. VASO ACTIVE PHARMACEUTICALS, INC., ET AL. , Civ. No. 04-10763 (RCL) (D. Mass.); MODHI GUDE, ET AL. V. VASO ACTIVE PHARMACEUTICALS, INC., ET AL. , Civ. No. 04-10789 (RCL) (D. Mass.); KIM BENEDETTO, ET AL. V. VASO ACTIVE PHARMACEUTICALS, INC., ET AL. , Civ. No. 04-10808 (RCL) (D. Mass.); DEAN DUMMER V. VASO ACTIVE PHARMACEUTICALS, INC., ET AL. , Civ. No. 04-10819 (RCL) (D. Mass.); EDWARD TOVREA V. VASO ACTIVE PHARMACEUTICALS, INC., ET AL. , Civ . No. 04-10851 (RCL); KOUROSH ALIPOR V. VASO ACTIVE PHARMACEUTICALS, INC., ET AL. , Civ. No. 04-10877 (RCL); PAUL E. BOSTROM
V. VASO ACTIVE PHARMACEUTICALS, INC., ET AL. , Civ. No. 04-10948 (RCL); IRA A. TURRET SEP-IRA DATED 01/24/02 V. VASO ACTIVE PHARMACEUTICALS, INC., ET AL., Civ. No. 04-10980 (RCL); RICHARD PAGONA V. VASO ACTIVE PHARMACEUTICALS, INC., ET AL. , Civ. No. 04-11100 (RCL); JAMES KARANFILIAN V. VASO ACTIVE PHARMACEUTICALS, INC., ET AL. , Civ. No. 04-11101 (RCL); and CHARLES ROBINSON V. VASO ACTIVE PHARMACEUTICALS, INC., et. al., Civ. No. 04-11221 (RCL). The Court has consolidated the above-referenced cases, other than the TOVREA and KARANFILIA complaints in the United States District Court for the District of Massachusetts, under the caption IN RE VASO ACTIVE PHARMACEUTICALS SECURITIES LITIGATION , Civ. No. 04-10708 (RCL), (the "Consolidated Action"). On November 4, 2004, the Court appointed Schiffrin & Barroway LLP as lead counsel for the Consolidated Action and appointed Shapiro, Haber & Urmy LLP as local counsel. The Court also appointed Edwin Choi, Richard Ching, and Joe H. Huback as interim co-lead plaintiffs, pending a determination of whether the Consolidated Action may proceed as a class action. The Court further ordered that co-lead plaintiffs file a consolidated amended complaint in the Consolidated Action no later than December 4, 2004. On December 3, 2004, plaintiffs filed the Consolidated Amended Complaint, which added as defendants the Company's directors at the time of our initial public offering and issuance of our 2003 Annual Report, and alleged that during the period in question the Defendants made false and misleading statements concerning FDA approval of its current products and related misstatements and concerning the clinical trial of the anti-fungal product. On January 20, 2005, the Defendants filed an Answer to the Complaint essentially denying the allegations and liability.

         The Company has also been named as a nominal defendant in three shareholder derivative actions. The first action was filed in the United States District Court for the District of Massachusetts in April 2004 against the Company's directors and certain of its officers and against BioChemics, Inc. styled JOSEPH ROSENKRANTZ V. BIOCHEMICS, INC., ET AL., Civ. No. 04-10792 (RCL) (D. Mass.); the second - filed in June 2004, also against the Company's directors and certain of its officers and against BioChemics, Inc., styled WILLIAM POMEROY V. BIOCHEMICS INC., ET AL., Civ. No. 04-11399 (RCL) (D. Mass.); and the third - in the Court of Chancery for the State of Delaware in September 2004 against its directors and certain of its officers, entitled DOUGLAS WEYMOUTH V. JOHN J. MASIZ, ET AL., Civ. No. 682-N (collectively, the "Complaints"). The Complaints allege, among other things, that the alleged conduct challenged in the securities cases pending against the Company in Massachusetts (described above) constitutes, among other thinds, a breach of the Defendants' fiduciary duties to Vaso Active. The Complaints seek equitable and monetary relief, an unspecified amount of damages, and attorneys and other fees, costs and expenses, ostensibly on behalf of Vaso Active. On October 29, 2004, the Massachusetts Court approved a joint motion to consolidate the two Massachusetts derivative actions. On November 19, 2004, the Court issued an order consolidating the derivative actions in the United States District Court for the District of Massachusetts and captioned the consolidated action In Re:
Vaso Active Pharmaceuticals, Inc. Derivative Litigation, Master Docket No. 04-10792-RCL. On January 12, 2005, the Court entered a Procedural Order of Dismissal which dismissed the consolidated derivative action, without prejudice, pending the occurrence of the earlier of (a) the entry of an order in connection with a motion to dismiss filed in the securities class action lawsuit or (b) the filing of an answer by all defendants in the securities class action. This order also stated that the derivative litigation could be restored to the docket after either of the triggering events mentioned above occurred and a motion was filed by either party within 30 days after the o ccurrence of such an event. On February 3, 2005, plaintiffs in the consolidated derivative action filed an unopposed motion to restore the action to the docket, which was granted on February 23, 2005. On March 7, 2005, plaintiffs filed an amended complaint in this matter, and the defendants filed their answers on March 28, 2005.

         Although the Company has been defending and intends to continue to vigorously defend against these cases, there can be no guarantee as to the ultimate outcome of these matters. There is also no guarantee that these will be the only lawsuits brought against the Company with respect to these matters. There is also no assurance that these matters will be resolved in our favor. An unfavorable outcome of these matters wouldhave a material adverse impact on our business, results of operations, financial position or liquidity.

         Because of the uncertainty of estimating the potential financial statement impact of any of these actions with any reasonable degree of accuracy, at this time we have not reserved for any potential liability or costs that may arise as a result of this litigation except for $200,000 recorded on March 31, 2004, which represents the insurance deductible that we cannot expect to recover. While the cases are in preliminary stages and the outcomes are not predictable, if a substantial amount is payable by us and is not reimbursed through our director and officer liability insurance policy, this will have a material adverse effect on our financial position and liquidity.

         On August 3, 2004, our insurer notified us that, based on its coverage evaluation, it intends to reject liability to reimburse us with respect to any of the claims asserted in any of the above-described litigation against Vaso Active or its officers or directors for a substantial majority of the policy coverage and that it may seek to rescind the policy with respect to the balance of the policy coverage. We intend to vigorously contest the insurer's positions regarding this matter.

         Other than described above, we are not a party to any pending legal proceedings or are aware of any pending legal proceedings against us that, individually or in the aggregate, would have a material adverse affect on our business, results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of the security holders in the quarter ended December 31, 2004.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

         Our Class A common stock, $0.0001 par value, began trading on December 10, 2003 on the Nasdaq SmallCap Market under the symbol "VAPH." In light of the substantial administrative and cash burdens of maintaining our Nasdaq listing as well as the substantial legal costs anticipated with respect to the pending SEC and FDA matters (as discussed in "Legal Proceedings" above), we determined that it was in the best interests of our shareholders for the company to cease voluntarily the listing of its securities on Nasdaq. Effective April 8, 2004, upon our request, our securities ceased to be listed on Nasdaq. As of the date of this report, our stock is quoted in the OTC Pink Sheets under the symbol "VAPH.PK".

         The following sets forth the high and low bid price quotations (split adjusted) for each calendar quarter in which trading occurred during the last two fiscal years. Such quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions:


                                         HIGH                       LOW
          2004
            Fourth quarter              $ 0.72                    $ 0.38
            Third quarter                 1.53                      0.55
            Second quarter                7.59                      0.40
            First quarter                14.11                      1.97

          2003
            Fourth quarter                2.14                      1.73

         On March 24, 2005, the average bid for a share of our Class A Common Stock as quoted by the OTC Pink Sheets was $0.62.

HOLDERS

         As of March 1, 2005, there were approximately 30 holders of record of our Class A common stock and approximately 1,700 holders held shares in a "nominee" or "street name." There is one holder, BioChemics, of our Class B common stock.

DIVIDENDS

         On February 20, 2004, we announced a three-for-one stock split on all classes of common equity in the form of a 200% stock dividend paid on March 5, 2004 to stockholders of record on February 23, 2004. We have not previously paid any cash dividends on either class of our common stock and do not anticipate or contemplate paying cash dividends on our Class A common stock in the foreseeable future. It is the present intention of management to utilize all available funds for future operations. The only restrictions that limit the ability to pay dividends on the common stock are those imposed by corporate law. Under Delaware corporate law, no dividends or other distributions may be made which would render us insolvent or reduce assets to less than the sum of our liabilities plus the amount needed to satisfy any liquidation preference. Our current policy is to retain any earnings to finance our future development and growth. We may reconsider this policy from time to time in light of conditions then existing, including our earnings performance, financial condition and capital requirements. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend upon our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors deems relevant.


RECENT SALES OF UNREGISTERED SECURITIES

         Set forth below in chronological order is information regarding securities issued by us that were not registered under the 1933 Act:

         In April 2003, we completed the private placement of $500,000, 10% convertible subordinated pay-in-kind promissory notes. This amount was subsequently reduced to $465,000 in December 2003 as we repurchased $35,000 from an unrelated third party investor. Offering costs of approximately $98,000 were incurred in connection with this private placement and netted against the gross proceeds. The notes were sold to accredited investors under one or more of the exemptions from registration provided for in Section 3(b), 4(2), 4(6) and Regulation D of the 1933 Act. The investors in this private placement had adequate access to information about us and represented to us their intention to acquire our securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof. Appropriate legends were affixed to the certificates representing the securities issued. The notes and any accrued interest were convertible into Class A common stock either voluntarily on or before the maturity date of the notes (March 31, 2005) or mandatorily upon the consummation of a qualified public offering. The notes were to convert at the lesser of 50% of the qualified public offering price or $0.83, up to a maximum of 660,000 shares. On December 15, 2003, the Company completed an initial public offering of 5,002,500 shares of its Class A common stock, which caused the automatic conversion of the notes. The notes and their accrued interest converted into 601,113 shares of Class A common stock.

         In March 2004, we entered into a private placement transaction with an institutional investor in the amount of $7.5 million. The investment was in the form of an 18 month 2% Convertible Note, or Note, convertible into shares of Class A common stock at a conversion rate of $9.00 per share, at the option of the investor. In addition, we issued to the investor warrants to purchase 166,667 shares of our Class A common stock at an exercise price of $8.75 per share. Given the initiation and continuation of the April 1, 2004 trading suspension by the SEC constituted a breach under the Note, on April 8, 2004, we entered into a settlement agreement and release with the investor pursuant to which we repaid the investor the sum of $7.5 million without penalty, interest, redemption premium or any other premium or penalty, plus an expense reimbursement in the amount of $15,000. In consideration of this repayment, the investor surrendered the Note and warrants and terminated all other agreements entered into in connection with the private placement transaction. In connection with this transaction, we paid approximately $600,000 in fees to various third parties. These fees were not refunded when the investor was repaid and, accordingly, have been recorded as expense as of March 16, 2004 and are included in the financial statements under the expense caption "selling, general and administrative."

REPURCHASES OF EQUITY SECURITIES OF THE ISSUER

     None.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

FORWARD-LOOKING INFORMATION

         THIS REPORT CONTAINS CERTAIN "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE EXCHANGE ACT OF 1934, AS AMENDED, THAT ARE BASED ON MANAGEMENT'S EXERCISE OF BUSINESS JUDGMENT AS WELL AS ASSUMPTIONS MADE BY, AND INFORMATION CURRENTLY AVAILABLE TO, MANAGEMENT. WHEN USED IN THIS DOCUMENT, THE WORDS "MAY", "WILL", "ANTICIPATE", "BELIEVE", "ESTIMATE", "EXPECT", "INTEND", AND WORDS OF SIMILAR IMPORT, ARE INTENDED TO IDENTIFY ANY FORWARD-LOOKING STATEMENTS. YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. THESE STATEMENTS REFLECT OUR CURRENT VIEW OF FUTURE EVENTS AND ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES AS NOTED BELOW. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS. WE UNDERTAKE NO OBLIGATION AND DO NOT INTEND TO UPDATE, REVISE OR OTHERWISE PUBLICLY RELEASE ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF ANY UNANTICIPATED EVENTS. ALTHOUGH WE BELIEVE THAT OUR EXPECTATIONS ARE BASED ON REASONABLE ASSUMPTIONS, WE CAN GIVE NO ASSURANCE THAT OUR EXPECTATIONS WILL MATERIALIZE.

         Management's Discussion and Analysis of Financial Condition and Results of Operations should be read together with our audited financial statements and related notes included elsewhere in this Annual Report on Form 10-KSB. This Annual Report on Form 10-KSB, including the following discussion, contains trend analysis and other forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements in this Annual Report on Form 10-KSB that are not statements of historical facts are forward-looking statements. These forward looking statements made herein are based on our current expectations, involve a number of risks and uncertainties and should not be considered as guarantees of future performance. The factors that could cause actual results to differ materially include without limitation:

         o        interruptions or cancellation of existing contracts
         o        impact of competitive products and pricing
         o        product demand and market acceptance and risks
         o        the presence of competitors with greater financial resources
         o        product development and commercialization risks
         o        an inability to arrange additional debt or equity financing
         o        our ability to finance our business
         o our ability to maintain our current pricing model and/or decrease our cost of sales
         o continued availability of supplies or materials used in manufacturing at the current prices
         o        adverse regulatory developments in the United States
         o        entrance of competitive products in our markets
         o the ability of management to execute plans and motivate personnel in the execution of those plans
         o no adverse publicity related to our products or the company itself
         o        no adverse claims relating to our intellectual property
         o        the adoption of new, or changes in, accounting principles;
                  legal proceedings
         o the costs inherent with complying with new statutes and regulations applicable to public reporting companies, such as the Sarbanes-Oxley Act of 2002
         o other new lines of business that the Company may enter in the future.

         Actual results may differ materially from those set forth in such forward-looking statements as a result of factors set forth elsewhere in this Annual Report on Form 10-KSB, including under "Risk Factors." More information about factors that potentially could affect the Company's financial results is included in the Company's filings with the Securities and Exchange Commission.

OVERVIEW, KEY BUSINESS CHALLENGES AND RISKS

         We are an early-stage company established for the purpose of commercializing, marketing and selling over-the-counter, or OTC, pharmaceutical products that incorporate topical and transdermal formulation platforms. We began our operations in January 2001, as a division of BioChemics, a biopharmaceutical company engaged in the development of transdermal and topical drug delivery systems. BioChemics is based in Danvers, Massachusetts. BioChemics was founded in 1989 by John J. Masiz and was incorporated in Delaware in 1991. BioChemics began developing the VALE technology in 1989 and has subsequently been issued 4 U.S. patents in connection with this technology. We are also based in Danvers, Massachusetts. In January 2003, we incorporated in Delaware and became an independent subsidiary of BioChemics, focused on the further commercialization of our existing OTC products and the development of new OTC product candidates.

         As an early stage company, we are subject to a number of risks typical of early stage companies including, but not limited to, our need to obtain additional financing and generate profitability and cash flows from operations. As a company engaged in the pharmaceutical industry, we are subject to a number of risks typical of biopharmaceutical companies including, but not limited to, our need to adhere to strict governmental regulations, our ability to withstand intense competition from larger companies with greater financial resources and our ability to defend our intellectual property, as licensed from BioChemics.

         Our general business strategy was adversely affected by regulatory and private securities actions taken against us and our management beginning in April 2004. At the same time, we suspended the marketing and sale of our products until we were reasonably sure that our product marketing was consistent with the FDA's requirements and policies. As a result of our voluntary delisting and continuation of delisting of our securities from the Nasdaq, the action taken by the SEC against us, the issues raised by the FDA regarding the regulatory status of our products, and the significant decline in the market value of our securities subsequent to these matters, several shareholder actions have been filed against the company and its officers and directors.

         Many of our resources, including our cash and management time, have been diverted from our business strategy addressing these legal matters. We have incurred significant costs in defending ourselves and expect to incur additional costs to defend ourselves in the near future. We have primarily used the cash we raised in our December 2003 initial public offering to pay for these costs. In addition, we repaid approximately $7.5 million in cash in April 2004 that we raised in the private placement during March 2004. We intended to use the December 2003 offering proceeds to further our working capital and expand our business and marketing plans.

         In August and September 2004, the company and its former Chief Executive Officer, John Masiz, settled all SEC and U.S. District Court matters regarding our alleged violations of securities laws stemming from allegedly misleading disclosures in our initial public offering registration statement, our 2003 annual report and a statement on our website concerning the FDA's approval or qualification of our products. Both the company and Mr. Masiz agreed with the SEC to settlement terms without admitting or denying the allegations of their civil complaint, pursuant to which both parties are permanently enjoined from violating the anti-fraud provisions of the 1933 Act, and the antifraud and reporting provisions of the 1934 Act. Our former Chief Executive Officer was also prohibited from serving as an officer or director of any public company, including Vaso Active, for a period of five years. He is, however, permitted to remain an active employee/consultant of Vaso Active. Since August 2004, Mr. Masiz has been employed by the company to provide consulting services pursuant to the terms of his employment agreement with the company. Also during 2004, together with newly engaged outside FDA counsel, we revised our product labels and in September began shipping our products on a limited basis. Although these products are now on the market, we have not made significant shipments or recorded significant revenues to date. You should refer to "Legal Proceedings," "Employment Agreements" and "Risk Factors" for additional discussions surrounding these events.

         The success of our marketing and sales activities will be dependent, among other things, on our ability to retain and attract qualified marketing and sales personnel, enter into qualified strategic partnerships, place our products into the market, the consumer perception of our products and the securing of additional financing. Although we believe that our products, supported by sufficient advertising, will earn retailers acceptance, there can be no assurance that this will happen, or if it does, that it will continue.

COMPETITION

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


DISTRIBUTION

         During 2004, we executed the following two strategic alliances:

         * Ortho Distribution Inc. or ODI, a wholly owned subsidiary of OrthoRehab, Inc. of Tempe, Arizona. OrthoRehab has an extensive distribution network, across the United States and in approximately 50 other countries. We have filled and labeled approximately 5,000 four ounce bottles of our topical analgesic for ODI. In accordance with the agreement with ODI, we anticipated launching this batch through ODI's distribution network by the end of 2004. However, an unrelated third-party purchaser acquired ODI's parent company, Ortho-Rehab, in January 2005. We are in ongoing discussions with the new ODI management and expect to continue the relationship. However, there can be no assurance that the strategic alliance will continue or that it will provide us with the results intended under the original agreement with ODI. We have written off the ODI finished goods inventory of approximately 5,000 bottles at December 31, 2004.

         * M2G Media. In March 2004, we entered into an exclusive, direct to consumer media based, strategic alliance with M2G Media of Irvine, California, a marketing and distribution company that utilizes direct to consumer media and television as its primary form of marketing medium. We anticipated M2G Media would market privately labeled versions of our current products specifically targeting the over the counter topical analgesic arthritis and pain relief markets. We expected M2G to commence infomercial filming by the end of 2004 and to launch our arthritis and pain relief products through its channels of distribution in the first quarter of 2005. However, we were unable to reach mutually agreed upon product minimums with respect to the arthritis and pain relief markets and have since removed the arthritis and pain relief products from the M2G strategic alliance. We are currently negotiating with M2G Media with respect to launching our acne product.

         Recent regulatory events and securities claims brought against us and our management had placed strains on our management and capital resources. In early 2004, we suspended the marketing and sale of our products until we were reasonably sure that our product marketing was consistent with the FDA's requirements and policies. In May 2004, together with outside FDA counsel, we revised our product labels and in September 2004 began shipping our products on a limited basis. Although these products are now on the market, we have not made significant shipments to date. You should refer to the discussions under the caption "Legal Proceedings" for further discussion on this matter.

         We intend to pursue opportunities to launch our products into retail market chains sometime during late 2005. We believe that because retail sales efforts typically require large economic outlays and long sales cycles, they produce less of an immediate impact on operations than strategic alliances.

Therefore, we have categorized this as part of the second phase of our rollout strategy. In January 2004, we engaged Commotion LLC, or Commotion, of Golden, Colorado, a strategic product marketing company, to assist us in establishing direct brand recognition and strategic retail rollout for our products. The agreement with Commotion is still in effect. Since January 2004, Commotion has provided design input into our Company logos, stationary, business cards, product information and displays as well as for the revised labeling for our A-R Extreme, Osteon, Termin8, and RepiDerm products. Although the agreement is still in effect, we do not require additional design work at this time. Therefore in April 2005 we are suspending our retainer payment to Commotion until further notice. Our plan is focused on the systematic rollout of our current products into major retail and drug store chains, select independent pharmacies and nontraditional channels, including multilevel marketing, direct marketing, web-sites and catalogues. However, as a result of the cessation of the marketing and sale of our products in early 2004 and changes in the timing for the retail rollout of our products, we do not anticipate using any of our initial public offering proceeds to fund our advertising, direct mail programs and related promotional activities. There can be no assurance that any of the initial public offering proceeds will be used for this purpose. You should refer to the discussions under the caption "Legal Proceedings" for further discussion on our cessation of marketing and sales activities.

CAPITAL AVAILABILITY

         At December 31, 2004, we had working capital of approximately $1.9 million. We anticipate, based on our current plans and assumptions relating to our operations, that our current working capital together will be sufficient to satisfy our cash requirements through September 30, 2005. Unless we can obtain additional financing or generate profitability and cash flows from operations, it is unlikely that we will continue as a going concern. There can be no assurance that we will be able to obtain additional financing or that if we do obtain additional financing that it will be on favorable terms. Further, there can be no assurance that we will be able to generate profitability and cash flows from operations with our existing working capital.

OUTLOOK FOR 2005

         During 2005, the Company plans to:

         o raise additional capital in order to continue the direct to consumer television campaign of its topical analgesic being marketed under the label Osteon,
         o expand retail distribution of its topical analgesic being marketed under the label AR-Extreme,
         o begin retail distribution of its topical anti-fungal under the label Termin8, with its revised packaging,
         o increase staffing, including outbound telemarketers and a senior marketing person with a background in retail launches,
         o introduce its new acne product under the label RepiDerm to the marketplace.

         Our strategy for Osteon is to create, through telemarketing, advertising and mailings a customer base of senior women and men suffering from osteoarthritis. We expect re-order sales of Osteon to carry higher gross profit margins than initial order sales of Osteon because re-order sales should not require the same direct media advertising expenditures as do the initial order sales. To achieve future growth, we plan to offer additional products, to be determined, that fit the demographic of this customer base.

         Our strategy for AR-Extreme and Termin8 is to achieve market penetration through wholesale distribution to chain pharmacies, chiropractors, podiatrists, dermatologists, wellness and fitness centers. We are in the very early stages of this launch, which is constrained by our limited resources. We plan to allocate a portion of our planned future capital raise to hire additional personnel to accelerate this area of planned growth.

         Our strategy for RepiDerm is to launch the product by the end of the third quarter of 2005. We plan to package and market this product under several labels. One label targeted to the teenage and young adult markets and another label targeted to older adults. This product is formulated to treat acne based upon regular usage and we expect to realize a re-order stream with any future customers. We are currently in negotiations with M2G Media to launch the product through either long or short form direct to consumer television media. Negotiations are ongoing and the details are not yet determined. If we are unable to reach a deal with M2G or with another strategic partner and if we are unable to raise additional capital, our planned launch of RepiDerm for the end of the third quarter of 2005 will be delayed.

CRITICAL ACCOUNTING ESTIMATES

         GOING CONCERN ASSUMPTION - The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. If the financial statements were prepared on a liquidation basis, the carrying value of our assets and liabilities would be adjusted to net realizable amounts. In addition, the classification of the assets and liabilities would be adjusted to reflect the liquidation basis of accounting.

         REVENUE RECOGNITION - We recognize revenue from product sales in accordance with generally accepted accounting principles in the United States, including the guidance in Staff Accounting Bulletin, or SAB, No. 104, "Revenue Recognition," which supercedes SAB No. 101, "Revenue Recognition in Financial Statements," and Statement of Financial Accounting Standards, or SFAS, No. 48, "Revenue Recognition When Right of Return Exists."

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

         EXPENSE ALLOCATIONS / MANAGEMENT FEES - BioChemics provides us with certain administrative, marketing and management services, as well as our facilities and general corporate infrastructure. Our statement of operations includes allocations of these costs that BioChemics and we considered to be reasonable.

         INCOME TAXES - We account for income taxes and deferred tax assets and liabilities in accordance with SFAS No. 109 "Accounting for Income Taxes." Because we project future operating losses in the near term, we have provided a full valuation allowance against the deferred tax assets created by these losses.

         STOCK-BASED COMPENSATION - As part of our compensation programs offered to our employees, we grant stock options. We grant stock options to employees based on the fair value of the Class A common stock at the grant date. As allowed under SFAS No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," we have adopted the disclosure-only requirements of these accounting standards. Accordingly, we do not recognize stock-based compensation expense for stock options granted to employees at their fair value. The fair value of options granted to non-employees are expensed in accordance with SFAS 123 using the Black-Scholes option-pricing model. See Note 2 to our financial statements for the impact on earnings had we fully adopted SFAS 123.

         In December 2004, the FASB issued a revision to SFAS No. 123, "Share-Based Payment," requiring companies to recognize as compensation expense the fair value of stock options and other equity-based compensation issued to employees. This revised statement eliminates the intrinsic value method provided under Accounting Principles Board, or APB, No. 25, "Accounting for Stock Issued to Employees," which is the method we currently use to value stock options awarded to our employees. This revised standard is effective as of the beginning of the first annual reporting period beginning after December 15, 2005 and is expected to have a material impact on our results of operations. We have not yet determined the impact that the revised statement will have on its financial condition and results of operations.

2004 COMPARED TO 2003

         NET REVENUES - Net revenues for the year ended December 31, 2004 decreased by approximately 76% to $12,888 from $53,270 in the comparable period in 2003. This decrease was primarily a result of the regulatory and private securities actions taken against us beginning in April 2004 and our decision to suspend the marketing and sale of our products until we were reasonably sure that our product marketing was consistent with the FDA's requirements and policies. In September 2004, we revised our product labels and began shipping our products on a limited basis. Although these products are now on the market, we have not made significant shipments or recorded significant revenues to date.

         COST OF SALES - In general, our cost of sales is variable to our net revenues. However, certain manufacturing events such as inventory adjustments or product returns may significantly affect the consistency of our cost of sales, and therefore our gross profit, during any particular period. In 2004, we experienced several one-time manufacturing events including $45,156 in charges as a result of a write-off of expired inventory, $7,037 in one-time production costs and $2,400 in disposal costs. Excluding these one-time items, cost of sales was $9,282, which is a decrease of $31,662, or 71%, from the comparable period in the prior year. This adjusted decrease is consistent with our overall decrease in revenues between the two periods.

         MARKETING, ADVERTISING AND PROMOTION - Marketing, advertising and promotion expenses increased approximately 112% to $246,784 for the year ended December 31, 2004 from $116,642 for the comparable period in 2003. This increase was primarily attributable to approximately $180,000 in professional marketing and consulting fees we incurred as we initiated our product rollout strategy in late 2004. We expect to incur larger marketing, advertising and promotion costs in 2005 as we expand our marketing and sales strategy. The planned 2005 expansion in marketing includes the national rollout of our topical analgesic, Osteon through direct to consumer television media, which is currently underway. We expect the costs incurred in connection with this rollout will be largely production of additional creative media and purchase of additional fixed rate media buys. We expect to incur additional marketing advertising and promotion costs with the planned rollout of our new acne product, RepiDerm and for the planned marketing of AR-Extreme in or about the end of the third quarter of 2005 and during the second quarter of 2005, respectively

         MANAGEMENT FEE - Under our Administrative Support Services Agreement with Biochemics, our management fee decreased approximately 62% to $45,847 for the year ended December 31, 2004 from $122,073 for the comparable period in 2003. In prior periods, certain expenses that we currently pay directly on our own behalf were paid by BioChemics. Since we became a stand alone entity, our management fees have decreased. We expect that our management fees for 2005 will not fluctuate significantly. However, if we are unable to execute our general business strategy within our own resources, we may need to rely more heavily on BioChemics, and therefore, the management fees charged by BioChemics to us may increase significantly.

         SELLING, GENERAL AND ADMINISTRATIVE - Selling, general and administrative expenses increased by $2,824,659 to $3,750,504 during the year ended December 31, 2004 as compared to $925,845 in the comparable period in 2003. This increase is due primarily to our increased operations and significant legal and other professional expenses we incurred in connection with our recent SEC, Nasdaq, and FDA matters and shareholder class action lawsuits. In 2004, we incurred approximately $1,265,000 in legal and professional fees to amend our previously filed public filings and to defend ourselves and our officers and directors in the shareholder class action lawsuits. We recorded approximately $956,000 in salaries, wages, fringe benefits and other related compensation costs, approximately $392,000 in business, financial and other professional services and approximately $161,000 for various insurance premiums typical of a public company. In connection with the unwinding of our March 2004 private placement transaction, we incurred approximately $600,000 in professional fees and an additional $15,000 to unwind this transaction. The remaining selling, general and administrative costs pertain to our general operations.

         RESEARCH AND DEVELOPMENT - Research and development expenses incurred for the year ended December 31, 2004 were $266,433. Beginning in January 2004, we engaged BioChemics to provide us with development services surrounding the formulation of an analgesic utilizing the active ingredient ibuprofen under the terms and conditions of our August 2003 agreement. Included in the 2004 cost was pre-clinical studies performed on animals. We used the proceeds we raised from our December initial public offering to fund this development. We did not incur any research and development costs in 2003. Our ability to continue funding our research and development for this new product candidate is dependent on our working capital resources and our ability to obtain additional financing.

         STOCK-BASED COMPENSATION - We are required to record stock-based compensation when we grant options or warrants to purchase our common stock to non-employees in accordance with SFAS 123. The value of these options and warrants is calculated using the Black-Scholes valuation model. Stock based compensation for the year ended December 31, 2004 was $154,336. There were no common stock options granted to non-employees prior to December 31, 2003, accordingly, there was no stock-based compensation recorded in 2003.


2003 COMPARED TO 2002

         NET REVENUES - Net revenues decreased approximately 42% to $53,270 for the year ended December 31, 2003 from $91,957 for the year ended December 31, 2002. This decrease was a direct result of our decision to rebrand our athlete's foot product deFEET to Termin8. In response to this decision, in September 2003, our largest customer returned most of the deFEET product that it had in its possession. We recorded approximately $33,000 against our net revenues for 2003 as a result of the return of its deFEET products to us. Sales of deFEET represented approximately 86% of our total 2003 net revenues.

         COST OF SALES - We outsource all manufacturing costs. As a result, cost of sales is limited to those costs incurred and billed by outside contract manufacturers. Cost of sales decreased approximately 23% to $31,622 in 2003 from $40,811 in 2002. This decrease was primarily due to the decrease in overall net revenue.

         MARKETING, ADVERTISING AND PROMOTION - Marketing, advertising and promotion expenses increased $77,680 to $116,642 in 2003 from $38,962 in 2002. This increase was primarily due to increased advertising, marketing and the promotion of our products in 2003.

         OTHER OPERATING EXPENSES - Other operating expenses, which include management fees and selling, general and administrative expenses, increased $583,086 to $1,047,918 in 2003 from $464,832 in 2002. The increase was primarily due to increased personnel related costs associated with the expansion of our company. In addition, we incurred certain professional costs associated with our initial public offering that could not be netted against the gross proceeds we received from this offering.

         OTHER EXPENSES (NET) - Other expenses increased $542,346 to $536,560 in 2003 from a benefit of $5,786 in 2002. This increase was primarily due to a $500,926 charge associated with the beneficial conversion of $465,000 10% convertible subordinated pay-in-kind promissory notes in addition to the interest that accrued on these notes from their inception to their conversion into Class A shares of our common stock on December 15, 2003, the date we completed our initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

         The Company operates with net loss and has incurred substantial operating losses and negative cash flows from operations since inception. In 2004, operations were financed from the proceeds of our December 2003 initial public offering. Net of offering costs, we raised approximately $6.4 million. Prior to our receipt of these proceeds, we relied on BioChemics as the source of our working capital. In 2003, we also completed private placements of $465,000 10% convertible subordinated pay-in-kind promissory notes, the proceeds of which were used primarily to fund certain expenses related to our initial public offering as well as general working capital needs. These promissory notes were converted into shares of our Class A common stock in December 2003 in connection with our initial public offering.

         At December 31, 2004, we had approximately $2.2 million in cash remaining from the initial public offering and working capital of approximately $1.9 million. Our financial condition has been materially and adversely affected by recent regulatory and shareholder actions taken against us. We expect to use portions of our working capital to continue defending ourselves in 2005. However, we cannot reasonably estimate the total costs to defend ourselves at this time. Further, we cannot provide any assurances that we will prevail in defending ourselves from the shareholder actions taken against us.

         In March 2004, we entered into a private placement transaction with an institutional investor in the amount of $7,500,000. The investment was in the form of an 18 month 2% Convertible Note convertible into shares of Class A common stock at a conversion rate of $9.00 per share, at the option of the investor. Both principal and interest were payable in cash or in shares of Class A common stock at our option. Given that the initiation and continuation of the April 1, 2004 trading suspension by the SEC constituted a breach under the Note, we and the investor agreed, pursuant to the terms of a settlement agreement entered into on April 8, 2004, that we would immediately repay the investor the sum of $7,500,000 in cash without penalty, interest, redemption premium or any other premium or penalty, plus an expense reimbursement in connection with the settlement agreement in the amount of $15,000 in cash. In consideration of this repayment, the investor surrendered the Note and warrants and the parties mutually terminated all other agreements entered into in connection with the transaction. We intended to use these proceeds to further our working capital and expand our business and marketing plans.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following sets forth the Company's contractual obligations and commitments for the next five years, at December 31, 2004

Description                              2005      2006 - 2007   2008 - 2009    Thereafter     Total
----------------------------------------------------------------------------------------------------
Long-term debt                              --          --            --             --           --
Capital lease obligations                   --          --            --             --           --
Operating leases                            --          --            --             --           --
Unconditional purchase obligations          --          --            --             --           --
Other - employment agreements *        460,833     659,167       630,000        315,000    1,890,000
Total contractual obligations          460,833     659,167       630,000        315,000    1,890,000

* In February 2005 Mr. Frattaroli was appointed President while continuing to serve as Chief Financial Officer and Acting Chief Executive Officer. The terms and provisions of this appointment are being finalized in writing and will be disclosed when the agreement is completed in a form approved by the Board of Directors. This table is presented reflecting the authorized annual salary to Mr. Frattaroli effective March 1, 2005 for one year. The written employment agreements with Mr. Masiz and Dr. Carter terminate their initial terms on June 30, 2008 but are deemed automatically extended for successive periods of two years under the terms of their respective written agreements. See "Employment Agreements" for further disclosures. This table is presented reflecting the effects of the deemed automatic extensions and it reflects $315,000 beyond 2009. This amount, $315,000, will be the annual ongoing obligation of the Company if the agreements for Mr. Masiz and Dr. Carter do in fact extend under the present agreement.


GOING CONCERN

         Our independent auditors stated in their "Report of Independent Registered Public Accounting Firm" on our financial statements as of and for the years ended December 31, 2004, 2003 and 2002 that we may be unable to continue as a going concern. We anticipate that we have enough working capital to continue our current operations through September 2005. We will require additional financing to continue as a going concern. We are currently investigating financing options. We cannot provide any assurances that financing will be available to us, or even if we do obtain such financing, on favorable terms. We cannot provide any assurances that BioChemics will extend us additional financing or incur costs on our behalf.

OWNERSHIP STRUCTURE

         Through our parent company, Biochemics, John J. Masiz controls approximately 70% of the combined voting power of all classes of stock of the Company and approximately 44% of the combined equity interest of the Company. Biochemics owns 100% of the Class B Common Stock of the Company. For a further discussion please refer to Item 11 of this Annual Report.

OFF-BALANCE SHEET ARRANGEMENTS

         We have no material off-balance sheet financing such as a facility lease or other long-term commitments. We have employment agreements with three key employees. The remaining payments due under these agreements are as follows
- $460,833 for 2005, $344,167 for 2006, $315,000 for 2007; and $157,500 for
2008. You should refer to Note 10 of our audited financial statements for a more detailed discussion of our commitments and contingencies.

INFLATION

         To date, inflation had no material impact on our operations.

ITEM 7.  FINANCIAL STATEMENTS

         Our audited financial statements and related notes, which are attached to this Annual Report on Form 10-KSB beginning on page 56, are incorporated by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A. CONTROLS AND PROCEDURES

         As of the end of the period covered by this annual report, our Acting Chief Executive Officer and Chief Financial Officer (the "Certifying Officer") conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the 1934 Act, the term "disclosure controls and procedures" means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including the Certifying Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officer has concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the 1934 Act, and the rules and regulations promulgated thereunder.

         Further, there were no changes in our internal control over financial reporting during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND OFFICERS

         Set forth below is the name, age as of December 31, 2004, position and a brief account of the business experience of each of our executive officers and directors:

NAME                          AGE    POSITION
----                          ---    --------

Joseph Frattaroli              43    President, Acting Chief Executive Officer
                                     and Chief Financial Officer
Stephen Carter, Ph.D.          52    Vice President, Chief Scientific Officer,
                                     Director
William P. Adams, M.D.         59    Director (3), (4)
Robert E. Anderson             49    Director, Chairman of the Board (2)
Gary Fromm, Ph.D.              70    Director (4)
Ronald Guerriero               61    Director (3), (4)
D'Anne Hurd                    54    Director (2), (1), (4)
Steven Morrell                 49    Director (3), (1), (4)
Bruce A. Shear                 50    Director (4)
Brian J. Strasnick, Ph.D.      51    Director (4)
Henry Y.L. Toh                 47    Director (2), (1), (4)
__________
         (1)      Member of the Audit Committee of the Board of Directors
         (2) Member of the Nominating and Corporate Governance Committee of the Board of Directors
         (3)      Member of the Compensation Committee of the Board of Directors
         (4)      Independent Director

         JOSEPH FRATTAROLI - Mr Frattaroli has served as our President and Acting Chief Executive Officer since August 17, 2004 and as our Chief Financial Officer since June 2003. From January 2002 through April 2003, Mr. Frattaroli served as an accounting and financial consultant to BioChemics. From April 2000 through December 2001, Mr. Frattaroli was Chief Financial Officer of Getov Machine Incorporated. From January 1998 through April 2000, Mr. Frattaroli served as managing principal for the EPI Consulting Group, a consulting firm that provided per diem Chief Financial Officer services. He holds a Bachelor of Science Degree in Business Administration from Salem State College and is a certified public accountant licensed in New Hampshire.

         STEPHEN G. CARTER, PH.D. - Dr. Carter has served as our Chief Scientific Officer since June 2003. He has served as a member of our Board of Directors since June 2003. From September 1999 to the present, Dr. Carter has also served as Chief Scientific Officer of BioChemics. From April 1998 to September 1999, Dr. Carter was a self-employed consultant in the pharmaceuticals industry. Dr. Carter received his Ph.D. from Iowa State University, Department of Biochemistry & Biophysics.

         WILLIAM P. ADAMS, M.D., F.A.C.S. - Dr. Adams has been a member of our Board of Directors since June 2003. Dr. Adams has served as the president and a director of the Adams Center for Aesthetic Surgery, in Boston, Massachusetts from July 19, 1979 to the present.. Dr. Adams is a graduate of Dartmouth College and Harvard Medical School.

         ROBERT E. ANDERSON - Mr. Anderson has served as a member of our Board of Directors since June 2003 and has been the Chairman of the Board since September 17, 2004. From January 1998 to the present, Mr. Anderson has been a self-employed consultant and investor. Mr. Anderson received his A.B. in Economics from Brown University in 1978 and an MBA with Distinction from Harvard Business School in 1982.

         GARY FROMM, PH.D. - Dr. Fromm has been a member of our Board of Directors since June 2003. Dr. Fromm now serves as Chairman and has served as a Director of IDC Financial Publishing, a leading analyst of government reporting financial institutions, since 1984. He has served as a Director to Sky Capital Enterprises, Inc. and Sky Capital Holdings Limited, financial services firms since March 2003. He has served as Chairman of the Board of Sky Capital UK Limited a financial services firm from July 2003 to October 2004. Dr. Fromm has also served as a Director of Global Secure Holdings, Inc. since February of 2003 and as a director of Neoterik Health Technologies, Inc. since 1984. Dr. Fromm is also founder and president of Investment Intelligence Systems Corporation and its successor, Unisheet Limited, computer software companies, and co-founder of Data Resources, a market data distribution company. He also has held teaching and research positions with M.I.T., Harvard, the American University, the Brookings Institution, National Bureau of Economic Research and Stanford Research Institute. Dr. Fromm holds an A.M. and a Ph.D. in Economics from Harvard University, an M.S. in Industrial Management from M.I.T. and a B.M.E. in Mechanical Engineering from Cornell University.

         RONALD GUERRIERO - Mr. Guerriero was appointed to our Board of Directors on September 17, 2004. From January 2004 to the present he has served as Executive Director for Partners HealthCare System. From 1998 to 2004, he served as President of Bridge Management Group, a company that specializes in management of medium sized companies, where he served as Chief Executive Officer for four companies. From 1996 to 1998, he served as Chief Executive Officer, for BAS Development Company. From 1996 to 1998, he served as a Director of Emerging Business Consulting for Arthur Anderson where he served as a temporary Chief Executive Officer for NuMega TechnologiesHe holds a Bachelor of Science Degree in Marketing from Boston College.

         D'ANNE HURD - Ms. Hurd was appointed to our Board of Directors on September 17, 2004. Since June 2004, Ms. Hurd has served as an independent business/legal consultant to several publicly traded companies. From 1997 to the present she has served as a director and member of the audit committee for Data Translation, Inc. From December 2002 to June 2004, Ms. Hurd was Chief Financial Officer and General Counsel of StarBak Communications Inc. From May 1999 to December 2002, Ms. Hurd was Chief Financial Officer and General Counsel of Vividon, Inc. From May 1999 to March 2001, Ms. Hurd was Chief Financial Officer and General Counsel of NaviNet, Inc. From February 1996 to May 1999, Ms. Hurd was Chief Financial Officer and General Counsel of SmartRoute Systems, Inc. She previously served as a business/legal consultant, specializing in young pre-public businesses, initial public offerings and strategic alliances/joint ventures. Ms. Hurd holds a Bachelor of Arts Degree in English Literature from Mount Holyoke College (1972), a Juris Doctor Degree from Duke University (1985) and a Masters in Business Administration Degree from University of Connecticut
(1979).

         STEVEN MORRELL - Mr. Morrell was appointed to our Board of Directors on September 17, 2004. Since January 2001, Mr. Morrell has been a Partner at Teknoinvest Management AS, a Norwegian venture capital firm investing in Scandinavia and the United States in the life science and information technology sectors with $150 million under management. From January 1999 to January 2001, he was the Managing Director of a Teknoinvest portfolio company, and Aquasmart International AS. From January 1998 to February 1999, he was the General Director of Veropharm Co., Ltd., a Russian pharmaceutical company. Mr. Morrell has held other numerous positions over the previous 14 years including: Managing Director for a subsidiary of Merck & Co.; President of Hafslund Nycomed Pharma AG in Austria; and management consultant in McKinsey & Co., Inc. Mr. Morrell also served in the U.S. Air Force as an officer. Mr. Morrell currently serves as a Member of the Board of AKVAsmart ASA in Norway, Marical, Inc., Optinel Systems, Inc., CyVera Corporation, Isolagen Inc. and OAO Pharmacy Chain 36.6 in Russia. Mr. Morrell holds an MBA from IMD, Switzerland and a Bachelor of Science Degree in Mathematics and a minor in Aerospace Studies from Brigham Young University.

         BRUCE A. SHEAR - Mr. Shear has served as a member of our Board of Directors since June 2003. Mr. Shear is the co-founder, President and Chief Executive Officer of PHC, Inc., a publicly traded nationally recognized behavioral health company. Mr. Shear has served PHC since 1979. Prior to his current position, Mr. Shear served as vice president of financial affairs. Mr. Shear has served on the Board of Governors of the Federation of American Health Systems for over 15 years. In addition, Mr. Shear previously served on the Board of Trustees for the National Association of Psychiatric Health Systems, which represents the nation's behavioral health hospitals and organizations. Mr. Shear received an MBA from Suffolk University in 1980 and a B.S. in Accounting and Finance from Marquette University in 1976.

         BRIAN J. STRASNICK, PH.D. - Dr. Strasnick has served as a member of our Board of Directors since June 2003. Dr. Strasnick is the founder, Chairman, President and Chief Executive Officer of Willow Laboratories, one of New England's leading drug testing facilities. Dr. Strasnick has served that company since September 1995. Dr. Strasnick has provided behavioral healthcare and pharmacological services as a practitioner for over 18 years. Dr. Strasnick has also served on the Board for the Drug and Alcohol Testing Industry Association, or DATIA. Dr. Strasnick holds from Northeastern University, a BS in psychology and pharmacology, an EdM, and a PhD in psychology.

         HENRY Y. L. TOH - Mr. Toh was appointed to our Board of Directors on September 17, 2004. He is currently serving as a director with four other publicly traded companies. Since January 2004, Mr. Toh has served as a director for Isolagen Inc., a biotechnology firm. Since 2001, Mr. Toh has served as a director of Teletouch Communications, Inc. Since 1992, Mr. Toh has served as an officer and director of Acceris Communications, Inc., a publicly held Voice over IP company. Since December 1998, Mr. Toh has served as a director of National Auto Credit, Inc., a specialized finance and entertainment company. From April 2002 until February 2004, Mr. Toh served as a director of Bigmar, Inc., a Swiss pharmaceuticals company. Since March 2004, Mr. Toh has served as a director of Crown Financial Group, Inc., a registered broker-dealer. Since 1992, Mr. Toh has served as an officer and director of Four M International, Inc., a privately held offshore investment entity. Mr. Toh began his career with KPMG Peat, Marwick from 1980 to 1992, where he specialized in international taxation and mergers and acquisitions. Mr. Toh is a graduate of Rice University.

         There are no family relationships among any executive officers, directors or persons chosen or nominated to become executive officers or directors of Vaso Active. Each officer of the Company is appointed by the Board of Directors and holds his office at the pleasure of the Board until his resignation, termination or death.

         There are no material proceedings to which any director, director nominee, executive officer or affiliate of the company, any owner of record or beneficially of more than five percent of any class of voting securities of the Company or any associate of any such director, officer, affiliate or security holder is a party adverse to the company or has a material interest adverse to the Company or any of its subsidiaries.

         To the best of our knowledge, no director, director nominee, officer or affiliate of Vaso Active, owner of record or beneficially of more than five percent of any class of our voting securities has, to our knowledge, during the last five years: (1) been convicted of any criminal proceeding (excluding traffic violations or similar misdemeanors); or (2) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to, U.S. federal or state securities laws or finding any violations with respect to such laws, except the following:

         On September 13, 2004, the United States District Court for the District of Columbia entered final judgments against the Company and John J. Masiz, the Company's former President and Chief Executive Officer, pursuant to their settlements with the SEC filed with the Court. The SEC formally approved the terms of a settlement with John J. Masiz, formerly Vaso Active's President and Chief Executive Officer, without Mr. Masiz admitting or denying the allegations of the civil complaint, that likewise enjoins him from violating the antifraud and reporting provisions, and prevents him from serving as an officer or director of any public company, including Vaso Active, for a period of five years. Effective as of August 17, 2004, Mr. Masiz resigned as an executive officer and a director of Vaso Active. He is, however, permitted to remain an active employee and/or consultant of Vaso Active. In light of the foregoing, Vaso Active and Mr. Masiz agreed to terminate his employment agreement and enter into a new agreement. Pursuant to that agreement, Mr. Masiz will provide strategic consulting services regarding sales, marketing and business development to Vaso Active for an initial term through June 30, 2008 and will report to the Chief Executive Officer of Vaso Active.

         Dr. Stephen G. Carter is also a director and executive officer of BioChemics and Robert E. Anderson is a director of BioChemics. BioChemics has one other director, Mr. John J. Masiz. Dr. Carter spends approximately 30% of his business time on behalf of Vaso Active and the balance with BioChemics.

         On June 18, 2004, Mr. Kevin J. Seifert resigned as director and Chief Operating Officer of Vaso Active. On August 17, 2004, Mr. John J. Masiz resigned as director and Chief Executive Officer of Vaso Active in accordance with a settlement agreement between Mr. Masiz and the SEC. Mr. Masiz is permitted to remain as an employee/consultant with Vaso Active. We and Mr. Masiz agreed to terminate his employment contract and enter into a new agreement. Pursuant to this new agreement, Mr. Masiz provides us with strategic consulting services in the areas of sales, marketing and business development through June 30, 2008. Mr. Masiz reports to our Chief Executive Officer. Also on August 17, 2004, we appointed Mr. Joseph Frattaroli, our Chief Financial Officer, and as our Acting President and Acting Chief Executive Officer. In February 2005, Mr. Frattaroli was appointed President. The terms and provisions of this appointment are being finalized in writing and will be disclosed when his employment agreement is completed and approved by the Board of Directors.

THE BOARD OF DIRECTORS

         The Board of Directors oversees the business affairs of the Company and monitors the performance of management. The Board of Directors held 14 meetings during the fiscal year ended December 31, 2004. During the 2004 fiscal year, all Board members attended 75% or more of the Board meetings. The Board of Directors has designated three standing committees: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. On September 13, 2004 our Board of Directors appointed four new members, including Mr. Henry Y.L. Toh, Mr. Steven Morrell, Mr. Ronald Guerriero and Ms. D'Anne Hurd. Currently, the Board consists of ten members, including Dr. Stephen G. Carter, Mr. Bruce A. Shear, Dr. Brian J. Strasnick, Mr. Robert E. Anderson, Dr. Gary Fromm, Dr. William P. Adams, Mr. Henry Y.L. Toh, Mr. Steven Morrell, Mr. Ronald Guerriero and Ms. D'Anne Hurd. Robert Anderson is the Chairman (non-executive officer) of our Board of Directors. In addition, the Board appointed Mr. Guerriero as the lead independent director, in accordance with the New York Stock Exchange guidance.

COMMITTEES OF THE BOARD

         Audit Committee. The Audit Committee is responsible for making recommendations to the Board of Directors concerning the selection and engagement of independent accountants and for reviewing the scope of the annual audit, audit fees, results of the audit and auditor independence. The Audit Committee also reviews and discusses with management and the Board of Directors such matters as accounting policies, internal accounting controls and procedures for preparation of financial statements. Its membership is currently comprised of Mr. Henry Y.L. Toh (Chairman), D'Anne Hurd and Steven Morrell. The Audit Committee held 4 meetings during the last fiscal year. On January 19, 2005, the Board of Directors amended and revised our Audit Committee Charter in order to incorporate certain updates in light of the most recent regulatory developments, including the Sarbanes-Oxley Act of 2002. A copy of the current Audit Committee Charter was attached to our Current Report on Form 8-K dated January 19, 2005 and is incorporated by reference herein. The Audit Committee Charter is reviewed annually.

         Compensation Committee. The Compensation Committee reviews and approves the compensation for executive employees. Its membership is currently comprised of Messrs. Ronald Guerriero (Chairman), Steven Morrell and William Adams. The Compensation Committee held no meeting during the last fiscal year. A copy of the current Compensation Committee Charter was attached to our Current Report on Form 8-K dated January 19, 2005 and is incorporated by reference herein.

         Nominating and Corporate Governance Committee. The Board of Directors established the Nominating and Corporation Governance Committee on December 17, 2004 for the purposes of identifying individuals qualified to become Board members and to recommend that the Board select these individuals as nominees for election to the Board at the next annual meeting of the Company's stockholders, and developing and recommending to the Board a set of effective corporate governance policies and procedures applicable to the Company. Its membership is currently comprised of D'Anne Hurd (Chairwoman), Henry Y.L. Toh and Robert Anderson. The Committee held no meeting during the last fiscal year. A copy of the Nominating and Corporate Governance Committee Charter was attached to our Current Report on Form 8-K dated January 19, 2005 and is incorporated by reference herein.

AUDIT COMMITTEE FINANCIAL EXPERT

         The Board of Directors has determined that Mr. Henry Y.L. Toh is an audit committee financial expert as defined by Item 401(h) of Regulation S-B under the Securities Act and is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership of equity securities of Vaso Active with the SEC. Officers, directors, and greater than ten percent stockholders are required by the SEC regulation to furnish us with copies of all Section 16(a) forms that they file.

         Based solely upon a review of Forms 3 and Forms 4 furnished to us pursuant to Rule 16a-3 under the Exchange Act during our most recent fiscal year, and Forms 5 with respect to our most recent fiscal year, we believe that all such forms required to be filed pursuant to Section 16(a) were timely filed as necessary, by the executive officers, directors and security holders required to file same during the fiscal year ended December 31, 2004, with the following exceptions: (i) Form 3s for newly appointed members to Vaso Active's Board of Directors, Mr. Guerriero, Ms. Hurd, Mr. Morrell and Mr. Toh, and (ii) Form 4s for Messrs. Anderson, Adams, Fromm, Shear, Guerriero, Strasnick and Ms. Hurd were inadvertently filed late.

CODE OF ETHICS

         On January 25, 2005, we have adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-B of the Securities Act. This Code of Ethics applies to our directors and executive officers, such as our principal executive officer, principal financial officer, controller, and persons performing similar functions for us. We attached a copy of this code to a notification filed on Form 8-K on January 25, 2005 with the SEC. You may obtain a free copy of our Code by visiting our corporate website - www.vasoactive.us. Alternatively, upon written request, we will mail you a free copy of our code. Please mail your request to the following address - Vaso Active Pharmaceuticals, Inc., Attention: Mr. Joseph Frattaroli, 99 Rosewood Drive, Suite 260, Danvers, MA 01923.

ITEM 10.      EXECUTIVE COMPENSATION


         The following table sets forth the aggregate cash compensation paid for services rendered during the last three years by each person serving as our Chief Executive Officer and our five most highly compensated executive officers serving as such at the end of the year ended December 31, 2004, whose compensation was in excess of $100,000. Each person below is referred to as a "Named Executive Officer". The reader should note that the Company commenced operations in January 2003 and therefore did not pay any compensation to any Named Executive Officers during the year ended December 31, 2002.

                                                                         LONG TERM COMPENSATIONS
                                                                         -----------------------
                         ANNUAL COMPENSATION                             AWARDS                                            PAYOUTS
                         -------------------                             ------                                            -------

                                                                         RESTRICTED    SECURITIES                         ALL OTHER
  NAME AND PRINCIPAL                                      OTHER ANUAL      STOCK        UNDERLYING                      COMENSATIONS
        POSITION           YEAR  SALARY ($)  BONUS ($)  COMENSATIONS ($)  AWARDS ($)  OPTIONS/SARS(#)  LTIP PAYOUTS ($)     ($)
        --------           ----  ----------  ---------  ----------------  ----------  ---------------  ---------------- ------------
Joseph Frattaroli
President, Acting Chief    2004   75,000 (1)    35,000         -               -             -                -                -
Executive Officer, and     2003    6,000 (1)     -             -               -           90,000             -                -
Chief Financial Officer    2002        - (4)     -             -               -             -                -                -

John J. Masiz (2)          2004  175,000         -           4,558             -             -                -                -
Former Chief Executive     2003   94,792         -             -               -          300,000             -                -
Officer                    2002        - (4)     -             -               -             -                -                -

Dr. Stephen G. Carter      2004  140,000         -             -               -             -                -                -
(3) Chief Scientific       2003   75,833         -             -               -          225,000             -                -
Officer                    2002        - (4)     -             -               -             -                -                -


         (1) Mr. Frattaroli began his employment with the Company in June 2003 as our Chief Financial Officer. During 2003 Mr. Frattaroli's salary was $6,000 paid upon completion of the IPO. On August 17, 2004, Mr. Frattaroli was appointed as Acting President and Acting Chief Executive Officer of the Company while continuing to serve as Chief Financial Officer. During 2004 Mr. Frattaroli's annual salary was $75,000 until September when it was increased with a $20,000 cash bonus a monthly $5,000 bonus during the fourth quarter. In February 2005 Mr. Frattaroli was appointed President while continuing to serve as Chief Financial Officer and Acting Chief Executive Officer. The terms and provisions of this appointment are being finalized in writing and will be disclosed when the agreement is completed in a form approved by the Board of Directors. Until March 2005, Mr Frattaroli's annual salary was $75,000 per year plus a monthly bonuse of $5,000; in March 2005 his annual salary was increased to $115,000 plus a $5,000 per month bonus spread out weekly. The securities underlying options in the amount of 90,000 shares were granted to Mr. Frattaroli on December 15, 2003 under the Company's 2003 Stock Incentive Plan at a strike price of $1.67. The options vested 1/3 on December 15, 2004 and are scheduled to vest 1/3 annually thereafter.

         (2) Mr. Masiz began his employment with the Company in June 2003 as our President, Chief Executive Officer and as the Chairman of the Board of Directors. During 2003 Mr. Masiz's salary was $94,792 paid upon completion of the IPO. On August 17, 2004, Mr. Masiz resigned as President, Chief Executive Officer and as Chairman of the Board of Directors in accordance with the terms of his settlement with the SEC. Mr. Masiz continues to be employed as a strategic consultant to the Company. During 2004 Mr. Masiz's annual salary was $175,000, other annual compensation in the amount of $4,558 representing a taxable automobile allowance. During 2005 Mr. Masiz's annual salary is $175,000 under the terms of his consulting agreement with the Company. The securities underlying options in the amount of 300,000 shares were granted to Mr. Masiz on December 15, 2003 under the Company's 2003 Stock Incentive Plan at a strike price of $1.83. The options vested 50% on December 15, 2003, 25% on December 15, 2004 and the remaining 25% are scheduled to vest on December 15, 2005. See "Employment Agreements" for additional disclosure.

         (3) Dr. Carter began his employment with the Company in June 2003 as our Chief Scientific Officer. During 2003 Dr. Carters salary was $75,833 paid upon completion of the IPO. During 2004 Dr. Carter's annual salary was $140,000 under an employment agreement. The securities under options in the amount of 225,000 shares were granted to Dr. Carter on December 15, 2003 under the Company's 2003 Stock Incentive Plan at a strike price of $1.67 per shares. The options vested 50% on December 15, 2003, 25% on December 15, 2004 and the remaining 25% are scheduled to vest on December 15, 2005. See "Employment Agreements" for additional disclosure.

         (4) The Company commenced operations in January 2003. Accordingly, there was no compensation paid during 2002.

OPTION/SAR GRANTS IN LAST FISCAL YEAR (2004)

         The following table sets forth certain information with respect to the options granted during the year ended December 31, 2004, for the persons named in the Summary Compensation Table (the "Named Executive Officers"):

                     NUMBERS OF
                     SECURITIES         PERCENT OF TOTAL
                     UNDERLYING       OPTIONS/SARS GRANTED
                    OPTIONS/SARS         TO EMPLOYEES IN      EXERCISE OR    GRANT DATE    EXPATRIATION
      NAME           GRANTED (#)           FISCAL YEAR         BASE PRICE       VALUE           DATE
      ----           -----------           -----------         ----------       -----           ----
   Joseph F.
   Frattaroli             -                     -                   -             -              -
 John J. Masiz            -                     -                   -             -              -
 Dr. Stephen G.
     Carter               -                     -                   -             -              -


AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

         The following table sets forth certain information with respect to options exercised during 2004 by the Named Executive Officers and with respect to unexercised options held by such persons at the end of 2004.

               SHARES     VALUE      NUMBER OF SECURITIES UNDERLYING     VALUE OF UNEXERCISED IN THE
             ACQUIRED ON  REALIZED     UNEXERCISED OPTIONS/SARS AT      MONEY OPTIONS/SARS AT FY-END
NAME         EXERCISE (#)    ($)                FY-END (#)                          ($) *
----         ------------    ---                ----------                          -----
                                      EXERCISABLE     UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
                                      -----------     -------------     -----------     -------------
 Joseph F.
 Frattaroli       -           -          30,000           60,000             -                -
  John J.
   Masiz          -           -         225,000           75,000             -                -
Dr. Stephen
 G. Carter        -           -         168,750           56,250             -                -

* The calculations of the values of unexercised options are based on the difference between the closing bid price on the Pink Sheets of the common stock on December 31, 2004, and the exercise price of each option, multiplied by the number of shares covered by the option. Value ascribed to unexercised options at December 31, 2004 was minimal as the exercise price exceeded the closing bid price of each option

DIRECTOR COMPENSATION

         Each Director then serving receives cash renumeration in the amount of $15,000 per year paid in quarterly installments of $3,750 at the beginning of the quarter. In addition, each Board member receives cash renumeration in the amount of $1,500 for each meeting attended and $750 for each telephonic meeting attended. Any Board member who also serve on a committee of the Board receives additional cash renumeration in the amount of $2,500 annually paid in quarterly installments at the beginning of the quarter. Each Board member is reimbursed for all reasonable expenses related to their attending the Board or committee meetings. In accordance with the February 16, 2005 Board resolutions, the Board members have an option, effective as of April 1, 2005, of receiving either Class A common stock or stock options in lieu of cash compensation. The details of this compensation arrangement are being determined and have not been finalized as of the date of this report.

         Under the 2003 Non-Employee Director Compensation Plan, except as otherwise determined by the Board as set forth in resolutions duly adopted by the Board from time to time, each person who becomes a Non-Employee Director for the first time after June 1, 2003 shall be granted incentive in the form of Incentive Stock Options to purchase 60,000 shares of Common Stock at an exercise price equal to the fair market value on the date of grant. At the consummation of the initial public offering, Dr. Adams, Mr. Anderson, Dr. Fromm, Mr. Shear and Dr. Strasnick each received an option to purchase 60,000 shares of our Class A common stock at $1.67 per share. The options have terms of ten years with 25% vested immediately at grant date and 25% on each subsequent anniversary of the grant date. In December 2004, all our non-employee directors received an option to purchase 30,000 shares of our Class A common stock at $0.50 per share. The options have terms of ten years with one third vested immediately at grant date and one third on each subsequent anniversary of the grant date. We did not compensate any director for other services during the fiscal year ended December 31, 2004.


EMPLOYMENT AGREEMENTS

JOHN MASIZ EMPLOYMENT AGREEMENT

         We entered into an employment agreement with Mr. Masiz, effective as of August 12, 2004, under which agreement he shall serve as a strategic consultant to the Company regarding sales, marketing,business development and strategic planning. through June 30, 2008. The agreement is automatically renewed for successive two year terms thereafter unless terminated earlier by either party in accordance with the terms and conditions of the employment agreement. The agreement provides for an annual salary of $175,000 per year, subject to yearly merit and performance-based bonuses to be granted in such amounts as may be determined by the Board of Directors' Compensation Committee in its discretion. If the Board terminates Mr. Masiz without cause, he is entitled to his base salary through the end of the employment period plus a pro-rata portion of any performance-based bonus assuming that 100% of the applicable performance targets for the relevant fiscal year have been achieved. In the event of a termination of Mr. Masiz's employment by Mr. Masiz for good reason within 12 months of a change in control, we are obligated to pay him a lump sum equal to 200% of his salary as in effect at the time of such termination plus a pro-rata portion of any performance-based bonus, assuming that 100% of the applicable performance targets for the relevant fiscal year had been achieved. For the purposes of this agreement, a change of control occurs if one person or entity acquires control of 30% or more of our voting common stock, there is a change of control in the board, we sell all or substantially all of our assets, or we are the non-surviving party in a merger. Mr. Masiz devote approximately 70% of his time on behalf of Vaso Active.

         The foregoing agreement was entered into by the Company and Mr. Masiz subsequent to the September 13, 2004 final judgment by the United States District Court for the District of Columbia against the Company and John J. Masiz, the Company's former President and Chief Executive Officer, pursuant to their settlements with the SEC filed with the Court. The SEC formally approved the terms of a settlement with John J. Masiz that enjoined him from violating the antifraud and reporting provisions, and prevented him from serving as an officer or director of any public company, including Vaso Active, for a period of five years. Effective as of August 17, 2004, Mr. Masiz resigned as an executive officer and a director of Vaso Active. He is, however, permitted to remain an active employee and/or consultant of Vaso Active. In light of the foregoing, Vaso Active and Mr. Masiz agreed to terminate his employment agreement and enter into a new agreement. Pursuant to that agreement, Mr. Masiz will provide strategic consulting services regarding sales, marketing and business development to Vaso Active for an initial term through June 30, 2008 and will report to our Chief Executive Officer. On September 13, 2004, the Court for the District of Columbia entered final judgments against Vaso Active and Mr. Masiz.

STEPHEN CARTER EMPLOYMENT AGREEMENT

         We entered into an employment agreement with Dr. Carter, effective as of June 16, 2003, which provides for his employment as Chief Scientific Officer through June 30, 2008. The agreement is automatically renewed for successive two year terms thereafter unless terminated earlier by either party in accordance with the terms and conditions of the employment agreement. The agreement provides for an annual salary of $140,000 per year, subject to yearly merit and performance-based bonuses to be granted in such amounts as may be determined by the Board of Director's Compensation Committee in its discretion. If we terminate Dr. Carter without cause, he is entitled to his base salary for 12 months following the time of termination. In the event of a termination of Dr. Carters's employment by Dr. Carter for good reason within 12 months of a change in control, we are obligated to pay him a lump sum equal to 200% of his salary as in effect at the time of such termination plus a pro-rata portion of any performance-based bonus, assuming that all 100% of the applicable performance targets for the relevant fiscal year had been achieved. For the purposes of his agreement, a change of control occurs if one person or entity acquires control of 30% or more of our voting common stock, there is a change of control in the board, we sell all or substantially all of our assets, or we are the non-surviving party in a merger. Mr. Carter devotes approximately 30% of his time on behalf of Vaso Active.

APPOINTMENT OF JOSEPH FRATTAROLI

         In February, 2005, our Board of Directors finalized appointment of Mr. Frattaroli as the Company's President, Acting Chief Executive Officer and Chief Financial Officer, at a base salary of $115,000 plus a guaranteed one year bonus of $5,000 per month spread out weekly, subject to adjustment pending execution of an executive employment agreement by and between the company and Mr. Frattaroli. As of the date of this Annual Report, we have not entered into such agreement.

2003 STOCK INCENTIVE PLAN

         The 2003 Stock Incentive Plan was adopted in May 2003. The 2003 Stock Incentive Plan has been established for present and future executives, and other key employees, directors and consultants of the Company and its Subsidiaries, as my be selected by the Committee. The plan is intended to advance the best interests of the Company and its stockholders by providing those persons who have a substantial responsibility for its management and growth with additional incentives by allowing them to acquire an ownership interest in the Company and thereby encouraging them to contribute to the success of the Company and to remain in its employ.

         The 2003 Stock Incentive Plan provides for the grant of any one or a combination of Restricted Stock Grants, Incentive Stock Options, Nonqualified Stock Options and Stock Appreciation Rights to purchase up to 1,350,000 shares of common stock (adjusted for the March 2003 stock dividend and subject to adjustment in the future in the event of stock dividends, stock splits, and other similar events). No incentive shall be granted under the 2003 Stock Incentive Plan after July 2013, but the terms and exercise of Incentives granted theretofore may extend beyond this date.

         At December 31, 2004, none of the options have been exercised;
and 972,000 options were outstanding under the 2003 Stock Incentive Plan. At December 31, 2004, incentives to purchase up to 378,000 additional shares of common stock remain available under this plan.

2003 NON-EMPLOYEE DIRECTOR COMPENSATION PLAN

         The 2003 Non-Employee Director Compensation Plan was adopted in August 2003. The 2003 Non-Employee Director Compensation Plan has been established for present and future non-employee directors of the Company. This Plan is intended to advance the best interest of the Company and its stockholders by improving the Company's ability to attract and retain highly qualified individuals to serve as directors of the Company by allowing them to acquire an ownership interest in the Company and thereby encouraging them to contribute to the success of the company and to build and strengthen the commonality of interest between directors and stockholders.

         The 2003 Non-Employee Director Compensation Plan provides for the grant of Incentive Stock Options, Nonqualified Stock Options, Restricted Stock Grants, and Stock Appreciation Rights to purchase up to 900,000 shares of common stock (adjusted for the March 2003 stock dividend and subject to future adjustment in the event of stock dividends, stock splits, and other similar events). No incentive shall be granted under the 2003 Non-Employee Director Compensation Plan after August 22, 2013, but the term and exercise of Incentives granted theretofore may extend beyond that date.

         Under the 2003 Non-Employee Director Compensation Plan, except as otherwise determined by the Board as set forth in resolutions duly adopted by the Board from time to time, each person who becomes a Non-Employee Director for the first time after June 1, 2003 shall be granted incentive in the form of Incentive Stock Options to purchase 60,000 shares of Common Stock at an exercise price equal to the fair market value on the date of grant. At the consummation of the initial public offering, Dr. Adams, Mr. Anderson, Dr. Fromm, Mr. Shear and Dr. Strasnick each received an option to purchase 60,000 shares of our Class A common stock at a strike price of $1.67 per share. The options have terms of ten years with 25% vested immediately at grant date and 25% on each subsequent anniversary of the grant date. In December 2004, all our nine of our non-employee directors received an option to purchase 30,000 shares of our Class A common stock at strike price of $0.50 per share. The options have terms of ten years with one third vested immediately at grant date and one third on each subsequent anniversary of the grant date. We did not compensate any director for other services during the fiscal year ended December 31, 2004. At December 31, 2004, 570,000 Incentive Stock Options were issued and outstanding under the plan leaving 330,000 available for future issuance under the plan.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

            The following table sets forth information on the beneficial ownership of our Class A and Class B common stock as of March 18, 2005, for each person or group of affiliated persons, whom management knows to beneficially own more than 5% of either class of our common stock or control more than 5% of the votes eligible to be cast at our Annual Meeting. The table also lists the same information for our directors and Names Officers, individually and as a group.

            Beneficial ownership is determined in accordance with the rules of the SEC. Options to purchase shares of common stock that are exercisable within 60 days of March 18, 2005 are deemed to be beneficially owned by the person holding such options for the purpose of computing their ownership, but are not treated as outstanding for the purpose of computing the ownership of any other person. Applicable percentage of beneficial ownership is based on 5,828,613 shares of Class A common stock and 4,500,000 shares of Class B common stock outstanding as of March 18, 2005. Unless otherwise indicated in the footnotes, the address of each listed stockholder is: c/o Vaso Active Pharmaceuticals, Inc., 99 Rosewood Drive, Suite 260, Danvers, MA 01923.


CLASS A COMMON STOCK


                                                  NUMBER OF SHARES
NAME OF BENEFICIAL OWNER(1)                     BENEFICIALLY OWNED (1)  PERCENT OF CLASS
John Masiz (2)(3)                                        4,725,000             44.8%
BioChemics (2)(4)                                        4,500,000             43.6%
Joseph Frattaroli (5)                                       30,000               *
Stephen G. Carter, Ph.D (6)                                168,750              2.8%
Brian Strasnick, Ph.D (7)                                  104,233              1.8%
Robert Anderson (8)                                         76,000              1.3%
Bruce A. Shear (9)                                          40,000               *
Gary Fromm, Ph.D(10)                                        40,000               *
William P. Adams, M.D. (11)                                 40,000               *
D'Anne Hurd (12)                                            10,000               *
Steven Morrell (13)                                         10,000               *
Henry Y. L. Toh (14)                                        10,000               *
Ronald Guerriero (15)                                       10,000               *

All directors and executive officers as group
(eleven persons)                                           538,983              8.5%

CLASS B COMMON STOCK

                                                NUMBER OF SHARES
                                                BENEFICIALLY OWNED     PERCENT OF CLASS
NAME OF BENEFICIAL OWNER(1)                     (2)                    OUTSTANDING
John Masiz (3)                                  4,500,000              100%
BioChemics (4)                                  4,500,000              100%


---------------
* Less than 1% of the outstanding Class A common stock.

(1) The persons listed in the tables are the owners of record of the shares of Vaso Active Class A common stock and Class B common stock listed opposite their respective names, and have sole voting and investment power with respect to such shares of common stock, unless otherwise indicated.

(2) Includes 4,500,000 shares of Class B common stock which are convertible at any time into shares of Class A common stock on a share-for-share basis.

(3) BioChemics is the holder of record of all of the 4,500,000 shares of Class B common stock deemed beneficially owned by Mr. Masiz. Mr. Masiz has sole voting and investment power with respect to approximately 83% of the issued and outstanding capital stock of BioChemics and has the voting power to elect all of its directors. Mr. Masiz disclaims beneficial ownership of all shares listed as beneficially owned by BioChemics except to the extent of his pecuniary interest therein. Of the aggregate 4,500,000 shares of Class B common stock deemed beneficially owned by Mr. Masiz, all of such shares are also deemed beneficially owned by BioChemics. As a result of the Class B common stock having three votes per share, as of March 18, 2005, Mr. Masiz beneficially owned shares representing approximately 70% of the combined voting power of the outstanding common stock of Vaso Active.

(4) BioChemics has sole voting and investment power with respect to the 4,500,000 shares of Class B common stock of which it is holder of record. All the aggregate 4,500,000 shares of Class B common stock held of record and beneficially owned by BioChemics are also deemed beneficially owned by Mr. Masiz. As a result of the Class B common stock having three votes per share, as of March 18, 2005, BioChemics beneficially owned shares representing approximately 70% of the combined voting power of the outstanding common stock of the Company.

(5) Includes 30,000 Class A common stock options. Mr. Frattaroli beneficially owns 405,000 shares of BioChemics, (180,000 shares of which are owned by a corporation in which Mr. Frattaroli has a 50% interest), representing 7.3% ownership of BioChemics.

(6) Includes 168,750 Class A common stock options. Mr. Carter also owns 300,000 BioChemics' common stock options, representing 5.1% ownership of BioChemics.

(7)      Includes 40,000 Class A common stock options.

(8) Includes 40,000 Class A common stock options. Mr. Anderson also beneficially owns 198,082 shares of BioChemics's common stock issuable upon conversion of three convertible promissory notes dated August 19, 2000, September 18, 2000, and December 14, 2000, representing 3.4% ownership of BioChemics.

(9)      Includes 40,000 Class A common stock options.

(10)     Includes 40,000 Class A common stock options.

(11)     Includes 40,000 Class A common stock options.

(12)     Includes 10,000 Class A common stock options.

(13)     Includes 10,000 Class A common stock options.

(14)     Includes 10,000 Class A common stock options.

(15)     Includes 10,000 Class A common stock options.


SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         The following sets forth information surrounding compensation plans in which we have authorized the future issuance of our common stock:

                                              Number of securities
                                               to be issued upon        Weighted average
                                                  exercise of          exercise price of     Number of securities
                                              outstanding options,    outstanding options,    remaining available
                                              warrants and rights     warrants and rights     for future issuance

          Equity compensation plans
          approved by security holders             1,542,000                 $ 1.60                 708,000



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

POLICY ON RELATED PARTY TRANSACTIONS

         We have a policy that any transactions between us and our officers, directors, principal stockholders and affiliates be on terms no less favorable to us than could reasonably be obtained in arms' length transactions with independent third parties, and that any such transaction also be approved by a majority of our outside independent directors disinterested in the transaction. In addition, under our Code of Conduct, all related-party transactions must be reviewed and approved by the Audit Committee of our Board of Directors.

RELATIONSHIP WITH BIOCHEMICS

         BioChemics, Inc. owns all issued and outstanding shares of Vaso Active's Class B common stock. Because our Class B common stock has three votes per share, BioChemics controls approximately 70% of the total votes outstanding. Our former President, Chairman and Chief Executive Officer, John Masiz, is also the Chief Executive Officer, President and controlling stockholder of BioChemics. Mr. Masiz has sole voting and investment power with respect to approximately 83% of the issued and outstanding capital stock of BioChemics.

PRIVATE PLACEMENT OF SECURITIES

         Through a private placement transaction that closed in April 2003, we issued subordinated 10% convertible pay-in-kind promissory notes in the aggregate principal amount of $500,000 to accredited investors. These notes converted into our Class A common stock on the consummation of our initial public offering at $0.83 per share. At consummation of our initial public offering, we issued approximately 600,000 shares of our Class A common stock to the holders of these notes. In this private placement transaction, we issued notes in the principal amount of $50,000 to Dr. Strasnick, one of our directors. As a result, we issued 64,233 shares of our Class A common stock to Dr. Strasnick upon conversion of his notes.

LICENSE AGREEMENT

         Certain of the BioChemics' patents were issued initially in the name of John Masiz. In March 2002, Mr. Masiz assigned these patents to BioChemics, free and clear of any encumbrances. We have entered into a license agreement with BioChemics, effective as of February 01, 2003, under which we have a worldwide, exclusive right to use and practice these patents to sell, market and commercialize all products that (i) utilize and incorporate the BioChemics' patents and know-how; (ii) are classified by the FDA as "over-the-counter products", and (iii) require less than $1.0 million of clinical development. Specifically excluded from the license are certain diabetic products developed by BioChemics which are the subject of a clinical study that was conducted in Boston. In exchange for the granting of the license, we issued 4,500,000 shares of our Class B common stock to BioChemics as a license fee with a deemed value equal to the par value of such shares or $450. This is a one-time license fee and there are no royalties payable to BioChemics under the license agreement. Pursuant to the terms of the license agreement, BioChemics retains all rights to use and practice the patents for all purposes with respect to non-OTC products, including pharmaceuticals and pet products. Any improvements to the patents remain the property of BioChemics, but to the extent that any such improvements relate to products and product candidates, the improvements are licensed to us on the same terms as the initial license under the license agreement. Maintenance of the patent filings remains the responsibility of BioChemics, although we maintain the right under the license agreement to make any required filings at BioChemics' expense in the event that such filings are not made on a timely basis by BioChemics.

         Pursuant to an amendment to the license agreement, dated July 2, 2003, the trademarks Osteon and PENtoCORE, together with the goodwill associated with each mark, were licensed to us by BioChemics. In addition,, the nature and quality of all services rendered in connection with the Osteon and PENtoCORE marks remain under the control of BioChemics. The amendment to the license agreement has a term expiring on the expiration date of the last patent to expire; with respect to the technology not protected by a patent, the term is 10 years from the date of the amendment. The agreement is set to renew automatically for successive terms of 2 years with respect to the non-patent technology unless terminated by the company upon a 90-day notice.

MANUFACTURING AND DEVELOPMENT AGREEMENT

         In August 2003, we formalized a manufacturing and development agreement with BioChemics with respect to the ongoing manufacturing and development of our products and product candidates. The agreement has an initial term of five years and shall be automatically renewed on each anniversary date of the agreement for an additional period of 12 months so long as the agreement has not been terminated in accordance with its terms and conditions. Under this agreement,

BioChemics has and will continue to research, develop and manufacture products for us pursuant to specific purchase orders submitted by us from time to time. BioChemics will charge us a development and manufacturing fee at a rate of cost plus 10%. The agreement permits BioChemics to use third party contractors to manufacture the products that BioChemics provides to us. Currently, BioChemics uses a privately owned third party company as its sole contract manufacturer. We do not currently, nor do we intend to, engage in the manufacturing of, nor conduct any research and development with respect to, any of our products or product candidates. However, in the event that BioChemics is unwilling or unable to meet our manufacturing needs in accordance with the terms of the agreement with us, we have the right to retain outside third parties to manufacture our products. Pre-clinical studies utilizing animals were conducted and billed as part of this research. Research and development costs incurred under this agreement were approximately $266,500 during 2004.

OFFICE SPACE, ADMINISTRATIVE SERVICES AND FINANCIAL SUPPORT

         We presently maintain our principal corporate offices on premises that we share with BioChemics. We do not have a lease agreement with BioChemics. During the years ended December 31, 2004, 2003 and 2002, we recorded approximately $44,000, $20,000 and $20,000 in rent expense for this facility, respectively. In addition, BioChemics provides us with back office support and corporate management services. Allocations of BioChemic's expenses for centralized accounting, data processing, utilities, office space rental, supplies, telephone and other corporate services and infrastructure are charged back to us as a management fee. These amounts approximated $45,847, $122,072 and $135,600 for the years ended December 31, 2004, 2003 and 2002 respectively.

         Effective of September 1, 2003, we entered into an administrative services agreement with BioChemics. Under this agreement, BioChemics provides to us, at our request, administrative support services including secretarial support, accounting and tax services, data processing services, utilities, designated office space, designated warehouse and storage space, office supplies, telephone and computer services and equipment and such other office and corporate support services as we may reasonably require from time to time. BioChemics will charge us an administrative services fee at a rate of cost plus 10%. This agreement will be in effect for an initial term of five years and will be automatically renewable on each anniversary date for an additional period of twelve months unless sooner terminated (i) for a material breach by us, not cured within three months, and upon written notice (ii) upon 30 days written notice by us, (iii) upon 45 days written notice by either party if BioChemics ceases to own beneficially shares of our capital stock to which are attached at least 49% of the votes that may be cast to elect our directors, or (iv) upon written notice by either party in the event that we shall have disposed of all or substantially all of our assets.

REGISTRATION RIGHTS AGREEMENT

         We have entered into a registration rights agreement with BioChemics under which we have granted to BioChemics, or its permitted transferees, as holders of shares of Class A common stock issuable upon conversion of the Class B common stock held by BioChemics, rights with respect to registration of these shares under the Securities Act of 1933. Subject to limitations set forth in the registration rights agreement, holders of the securities may require us, at our expense, to file one registration statement under the Securities Act with respect to the public resale of the securities. With the exception of this offering, if we propose to register any of our securities under the Securities Act, either for our own account or for the account of other security holders, BioChemics or its permitted transferees are entitled to notice of the registration and are entitled, subject to certain conditions and limitations, to include, at our expense, their shares in the registration. Notwithstanding the foregoing, BioChemics has agreed, in writing, with Kashner Davidson Securities Corp., on behalf of the underwriters of our initial public offering, not to exercise its registration rights for a period of two years from the date of this prospectus without the consent of Kashner Davidson Securities Corp. All registration expenses, as specified in the registration rights agreement, must be borne by us and all expenses relating to the sale of the securities registered must be borne by BioChemics or the other holder of the securities being registered.

OTHER TRANSACTIONS WITH BIOCHEMICS

         BioChemics made cash contributions to our capital in 2002 in the amount of $446,862 and made advances in 2003 in the amount of $518,200 to cover our deficits incurred during those years. The $518,200 advance has subsequently been repaid to Biochemics.

ITEM 13. EXHIBITS

   EXHIBIT
   NUMBER                          DESCRIPTION OF EXHIBIT

         3.1      Amended and Restated Certificate of Incorporation(2)
         3.2      Amended and Restated By-laws(2)
         4.1      Specimen Certificate for Class A common stock(2)
         10.1     Employment Agreement, dated August 12, 2004, between Vaso
                  Active Pharmaceuticals, Inc. and John J. Masiz(4)*
         10.2     Employment Agreement, effective June 16, 2003, between Vaso
                  Active Pharmaceuticals, Inc. and Stephen G. Carter(2)*
         10.3    2003 Stock Incentive Plan(1)*
         10.4    Form of 2003 Non-Employee Director Compensation Plan(2)*
         10.5     Registration Rights Agreement by and between Vaso Active
                  Pharmaceuticals, Inc. and BioChemics, Inc.(2)
         10.6     License Agreement, dated February 1, 2003, between BioChemics,
                  Inc. and Vaso Active Pharmaceuticals, Inc., as amended by an amendment agreement, dated July 2, 2003.(2)
         10.7     Manufacturing and Development Agreement, dated February 1,
                  2003, between Vaso Active Pharmaceuticals, Inc. and
                  BioChemics, Inc.(2)
         10.8     Administrative Services Agreement, dated September 1, 2003, between BioChemics, Inc. and Vaso Active Pharmaceuticals,
                  Inc.(3)
         14       Code of Ethics(6)
         23.1     Consent of Stowe & Degon(5)
         31.1     Certification of Joseph Frattaroli, Acting Chief Executive
                  Officer and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(5)
         32.1     Certification of Joseph Frattaroli, Acting Chief Executive
                  Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(5)

* Indicates a management contract or compensatory plan required to be filed as an exhibit.

(1) Previously filed as an exhibit to our registration statement on Form SB-2 filed on July 3, 2003.
(2) Previously filed as an exhibit to our registration statement on Form SB-2/A filed on September 12, 2003. Includes the July 2, 2003 Amendment to the License Agreement.
(3) Previously filed as an exhibit to our annual report on Form 10-KSB filed March 26, 2004.
(4) Previously filed as an exhibit to our quarterly report on Form 10-QSB for the period ended September 30, 2004 filed November 15, 2004.
(5)      Filed herewith.
(6) Previously filed as an exhibit to a Current Report on Form 8-K dated January 19, 2005.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The following table presents fees for professional audit services rendered by Stowe & Degon for the fiscal years 2003 and 2004:

                                                  2003              2004

                        Audit                     $67,700           $73,675
                        Non-Audit                 0                 0
                        Tax                       0                 0
                        All Other                 0                 0

                        Total:                    $67,700           $73,675

AUDIT FEES

         Audit fees include the aggregate fees billed for the audit of the our annual financial statements, reviews of our unaudited condensed quarterly financial statements, the financial statements included in our Form SB-2, as amended, and other registration statements.

NON-AUDIT RELATED FEES

         There were no non-audit related fees since the Company came into existence in January 2003.

TAX FEES

         There have been no tax related fees since the Company came into existence in January 2003.

ALL OTHER FEES

         No other fees were billed to us by Stowe & Degon.

         As set forth in its charter, our Audit Committee has the sole authority to pre-approve all audit and non-audit services provided by our independent auditor. All services performed by Stowe & Degon were pre-approved by our Audit Committee. Having considered whether the provision of Stowe & Degon's services other than for the annual audit and quarterly reviews is compatible with its independence, the Audit Committee has concluded that it is.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          VASO ACTIVE PHARMACEUTICALS, INC.

Date: March 30, 2005                      By: /S/ JOSEPH FRATTAROLI
                                              ----------------------------------
                                                 Joseph Frattaroli
                                                 Acting Chief Executive Officer
                                                 Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


NAME                                 TITLE                                     DATE


/S/ JOSEPH FRATTAROLI                Acting Chief Executive Officer         March 30, 2005
-------------------------            Chief Financial Officer

/S/ STEPHEN CARTER, PH.D.            Vice President, Chief Scientific       March 30, 2005
-------------------------            Officer, Director


/S/ WILLIAM P. ADAMS, M.D.           Director                               March 30, 2005
-------------------------


/S/ ROBERT E. ANDERSON               Director, Chairman                     March 30, 2005
-------------------------


/S/ GARY FROMM, PH.D.                Director                               March 30, 2005
-------------------------


/S/ RONALD GUERRIERO                 Director                               March 30, 2005
-------------------------


/S/ D'ANNE HURD                      Director                               March 30, 2005
-------------------------


/S/ STEVEN MORRELL                   Director                               March 30, 2005
-------------------------


/S/ BRUCE A. SHEAR                   Director                               March 30, 2005
-------------------------


/S/ BRIAN J. STRASNICK, PH.D.        Director                               March 30, 2005
-------------------------


/S/ HENRY Y.L. TOH                   Director                               March 30, 2005
-------------------------


                        VASO ACTIVE PHARMACEUTICALS, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
Report of Independent Registered Public Accounting Firm                       57

Balance Sheets as of December 31, 2004 and 2003                               58

Statements of Operations For The Years Ended December 31, 2004,
2003, and 2002                                                                59

Statements of Stockholders' Equity For The Years Ended December 31, 2004,
2003 and 2002                                                                 60

Statements of Cash Flows For The Years Ended December 31, 2004, 2003
and 2002                                                                      61

Notes to Financial Statements                                                 62

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Shareholders of Vaso Active Pharmaceuticals, Inc.:

         We have audited the accompanying balance sheets of Vaso Active Pharmaceuticals, Inc. (the "Company") as of December 31, 2004 and 2003, and the related statements of operations, stockholders' equity, and cash flows for each of the three years ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, such financial statements present fairly, in all material respects, the financial position of Vaso Active Pharmaceuticals, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

         As discussed in note 2, the accompanying financial statements have been prepared on the going concern assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. However, certain conditions exist such as the Company's inability to generate sufficient cash from operations, and obtain debt or equity financing to meet its future obligations. In addition as discussed in note 10 to the financial statements, the Company is a defendant in several purported securities class action lawsuits alleging that the Company and certain of its officers made false and misleading statements and failed to disclose material information concerning the Company, its financial condition, its business operations and future prospects, the clinical trial and endorsement of its Termin8 anti-fungal product (previously known as "deFEET") and the institutional demand for its securities. The Company is also a defendant in three purported derivative complaints filed against BioChemics, Inc. and the Company's directors and certain of its officers, alleging that the individual defendants breached fiduciary duties owed to the Company and its shareholders by issuing misleading statements to (and concealing material facts from) the market, "concerning certain of the Company's key and primary products under review by the Food and Drug Administration ("FDA"), between December 11, 2003 and March 31, 2004." The complaints purport to assert derivative claims against all defendants for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. These matters, raise substantial doubt about the Company's ability to continue as a going concern. Management's plan to overcome doubts about the Company's ability to continue as a going concern are contained also in note 2. The accompanying financial statements do not include any adjustments reflecting the possible future effects on the recoverability of assets or the amount and classification of liabilities that may result from the outcome of these conditions.


/S/ STOWE & DEGON
-----------------

Worcester, MA
March 1, 2005


VASO ACTIVE PHARMACEUTICALS, INC.
BALANCE SHEETS


---------------------------------------------------------------------------------------------
DECEMBER 31                                                       2004              2003
---------------------------------------------------------------------------------------------

         ASSETS
CURRENT ASSETS:
Cash and cash equivalents ...............................      $ 2,175,388       $ 6,109,775
Accounts receivable .....................................              888             1,357
Inventory ...............................................          140,296            60,826
Prepaid expenses ........................................           28,995           145,684
                                                               ------------      ------------

     TOTAL CURRENT ASSETS ...............................        2,345,567         6,317,642

Property and equipment - net ............................           37,551                --
                                                               ------------      ------------
                                                               $ 2,383,118       $ 6,317,642
                                                               ============      ============


                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable ........................................      $   474,369       $   125,029
Accrued compensation ....................................           43,805           278,438
Other accrued expenses ..................................          116,045           197,564
Due to parent company ...................................           10,780            89,507
                                                               ------------      ------------

   TOTAL CURRENT LIABILITIES ............................          644,999           690,538

Commitments and contingencies............................
                                                               ------------      ------------

                                                                   644,999           690,538
                                                               ------------      ------------
STOCKHOLDERS' EQUITY:
Preferred stock - $0.0001 par value; authorized
    10,000,000 shares; issued and outstanding, none .....               --                --
Common stock - $0.0001 par value; authorized
    30,000,000 shares; issued and outstanding,
    10,328,613 December 31, 2004; and 10,103,613
    December 31, 2003 ...................................            1,033             1,011
Additional paid-in capital ..............................        8,093,656         7,305,565
Deferred compensation ...................................         (183,777)               --
Accumulated deficit .....................................       (6,172,793)       (1,679,472)
                                                               ------------      ------------

   TOTAL STOCKHOLDERS' EQUITY ...........................        1,738,119         5,627,104
                                                               ------------      ------------
                                                               $ 2,383,118       $ 6,317,642
                                                               ============      ============

                               See notes to the financial statements.


VASO ACTIVE  PHARMACEUTICALS, INC.
STATEMENTS OF OPERATIONS


---------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31                                     2004              2003              2002
---------------------------------------------------------------------------------------------------------


Net revenues ..................................      $     12,888       $     53,270       $     91,957
Cost of revenues ..............................            67,536             31,622             40,811
                                                     -------------      -------------      -------------
      GROSS PROFIT ............................           (54,648)            21,648             51,146
                                                     -------------      -------------      -------------

Costs and expenses:
     Marketing, advertising and promotion .....           246,784            116,642             38,962
     Management fee ...........................            45,847            122,073            135,600
     Selling, general and administrative ......         3,750,504            925,845            329,232
     Research and development .................           266,433                 --                 --
     Stock based compensation .................           154,336                 --                 --
                                                     -------------      -------------      -------------

       Loss from operations ...................        (4,518,552)        (1,142,912)          (452,648)
Other income (expense), net ...................            25,231           (536,560)             5,786
                                                     -------------      -------------      -------------

 NET LOSS .....................................      $ (4,493,321)      $ (1,679,472)      $   (446,862)
                                                     =============      =============      =============

 Net loss per share - basic and diluted .......      $      (0.44)      $      (0.62)      $         --
                                                     =============      =============      =============

Weighted average shares outstanding - basic and
diluted .......................................        10,296,805          2,714,180                 --
                                                     =============      =============      =============

                                    See notes to the financial statements.


VASOACTIVE PHARMACEUTICALS INC.
STATEMENTS OF STOCKHOLDERS' EQUITY

                                                     COMMON STOCK
                                               --------------------------  ADDITIONAL
                                                NUMBER OF     $0.0001        PAID-IN       DEFERRED      ACCUMULATED
                                                 SHARES       PAR VALUE      CAPITAL         COMP          DEFICIT          TOTAL
                                               ------------  ------------  ------------   ------------   ------------   ------------
BALANCE, JANUARY 1, 2002 ...................            --   $        --   $ 1,040,395    $        --    $(1,040,395)   $        --
    Loss from operations ...................            --            --            --       (446,862)      (446,862)
   Contributed by parent ...................            --            --       446,862             --             --        446,862
                                               ------------  ------------  ------------   ------------   ------------   ------------
BALANCE, DECEMBER 31, 2002 .................            --            --     1,487,257             --     (1,487,257)            --
    Effect of incorporation ................            --            --    (1,487,257)            --      1,487,257             --
    Issuance of Class B common
        stock to parent ....................     4,500,000           450            --             --             --            450
    Issuance of Class A common
        stock at $1.67 per share, net of
        $1,935,305 in issuance costs .......     5,002,500           501     6,401,694             --             --      6,402,195
   Conversion of 10% convertible
        promissory notes and
        and accrued interest ...............       601,113            60       903,871             --             --        903,931
   Loss from operations ....................            --            --            --             --     (1,679,472)    (1,679,472)
                                               ------------  ------------  ------------   ------------   ------------   ------------
BALANCE, DECEMBER 31, 2003 .................    10,103,613         1,011     7,305,565             --     (1,679,472)     5,627,104
  Issuance of Class A common stock at
        $2.00 per share ....................       225,000            22       449,978             --             --        450,000
  Stock options granted to non-employees ...            --            --       338,113       (338,113)            --             --
 Amortization of deferred compensation .....            --            --            --        154,336             --        154,336
  Loss from operations .....................            --            --            --             --     (4,493,321)    (4,493,321)
                                               ------------  ------------  ------------   ------------   ------------   ------------
BALANCE, DECEMBER 31, 2004 .................    10,328,613   $     1,033   $ 8,093,656    $  (183,777)   $(6,172,793)   $ 1,738,119
                                               ============  ============  ============   ============   ============   ============

                                              See notes to the financial statements.

                                                                60


VASO ACTIVE PHARMACEUTICALS INC.
STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31                                                                2004            2003           2002
-------------------------------------------------------------------------------- --------------- --------------- --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...................................................................    $(4,493,321)    $(1,679,472)    $  (446,862)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization .........................................          3,328              --              --
     Beneficial conversion feature of 10% convertible promissory notes .....             --         500,926              --
     Accrued interest converted to Class A common stock ....................             --          35,907              --
     Stock based compensation ..............................................        154,336              --              --
     Write-off of prepaid offering costs ...................................         55,000              --              --
     Inventory write-off ...................................................         54,662              --              --
     Increase (decrease) in cash from change in:
         Accounts receivable ...............................................            469          52,080              --
         Inventory .........................................................       (134,132)        (46,324)          2,857
         Prepaid expenses ..................................................         61,689        (141,380)        (53,057)
         Accounts payable ..................................................        349,340          75,729          (1,820)
         Accrued interest ..................................................             --              --          26,660
         Accrued compensation ..............................................       (234,633)        277,834          (2,739)
         Other accrued expenses ............................................         81,519)        197,564              --
                                                                                ------------    ------------    ------------
                                   Net cash used in operating activities ...     (4,264,781)       (727,136)       (474,961)
                                                                                ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment .........................................        (40,879)             --              --
                                                                                ------------    ------------    ------------
                                   Net cash used in investing activities ...        (40,879)             --              --
                                                                                ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Class A common stock ...........................................        450,000       6,402,195              --
Issuance of Class B common stock ...........................................             --             450              --
Issuance of convertible notes ..............................................      7,500,000              --              --
Repayment of convertible notes .............................................     (7,500,000)             --              --
Net proceeds from issuance of 10% convertible promissory notes .............             --         367,098              --
Due/to from parent company .................................................        (78,727)         67,168         474,961
                                                                                ------------    ------------    ------------
                                   Net cash provided by financing activities        371,273       6,836,911         474,961
                                                                                ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .......................     (3,934,387)      6,109,775              --

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .............................      6,109,775              --              --
                                                                                ------------    ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD ...................................    $ 2,175,388     $ 6,109,775     $        --
                                                                                ============    ============    ============

SUPPLEMENTAL DISCLOSURES
  Interest paid ............................................................    $        --     $        --     $        --
  Income taxes paid ........................................................             --              --              --
  Noncash financing activities:
        Fair value of warrants issued in connection with initial public
              offering .....................................................             --         185,000              --


                                              See notes to the financial statements.

                                                                61

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

         The Company licenses the VALE patents and PENtoCORE technology from BioChemics, Inc. ("BioChemics"), a privately owned biopharmaceutical company. As discussed in Notes 6 and 9, the Company issued 4,500,000 shares of its Class B common stock to BioChemics in consideration for the exclusive worldwide rights to commercialize, market and sell the VALE technology for OTC pharmaceutical products. These shares were issued pursuant to authorization from the Company's Board of Directors on June 20, 2003.

         INITIAL PUBLIC OFFERING

         On December 15, 2003, the Company completed an initial public offering of 5,002,500 shares of Class A common stock at a price of $1.67 per share raising approximately $6.4 million, net of issuance costs. See Note 6.

         STOCK SPLIT

         On February 20, 2004, the Company announced a three-for-one stock split on all classes of common equity in the form of a 200% stock dividend paid on March 5, 2004 to stockholders of record on February 23, 2004. All share and per share information have been restated to give retroactive effect to this stock split.

         SETTLEMENT OF SECURITIES AND EXCHANGE COMMISSION MATTERS

         On August 26, 2004, the U.S. Securities and Exchange Commission "SEC" formally approved the terms of a settlement regarding alleged violations of securities laws stemming from allegedly misleading disclosures in the Company's initial public offering registration statement, its 2003 annual report and a statement on its website concerning the Food and Drug Administration's "FDA" approval or qualification of the Company's products. The Company has agreed with the SEC to settlement terms pursuant to which the Company is permanently enjoined from violating the anti-fraud provisions of the Securities Act of 1933, as amended, and the antifraud and reporting provisions of the Securities Exchange Act of 1934, as amended, without the Company admitting or denying the allegations of the civil complaint, The SEC action filed with the United States District Court for the District of Columbia (the "Court") is styled SECURITIES AND EXCHANGE COMMISSION V. VASO ACTIVE PHARMACEUTICALS, INC. Civil Action No. 04 CV 01395 (RJL) (D.D.C.).

         In addition, the SEC formally approved the terms of a settlement with John J. Masiz, formerly the Company's President and Chief Executive Officer, without him admitting or denying the allegations of the civil complaint, that likewise enjoins him from violating the antifraud and reporting provisions, and prevents him from serving as an officer or director of any public company, including the Company, for a period of five years. Effective as of August 17, 2004, Mr. Masiz resigned as an executive officer and a director of the Company. He is, however, permitted to remain an active employee and/or consultant of the Company. In light of the foregoing, the Company and Mr. Masiz agreed to terminate his employment agreement and enter into a new agreement. Pursuant to that agreement, Mr. Masiz will provide strategic consulting services regarding sales, marketing and business development to the Company for an initial term through June 30, 2008 and will report to the Chief Executive Officer of the Company. The Company has appointed its Chief Financial Officer to serve as its Acting President and Chief Executive Officer while the Company conducts a search for a new Chief Executive Officer. On September 13, 2004, the Court for the District of Columbia entered final judgments against the Company and Mr. Masiz, pursuant to the above referenced settlement terms.

         FOOD AND DRUG ADMINISTRATION MATTERS

         The Company is not aware whether the Food and Drug Administration is contemplating any action against it. The Company believes that the active ingredients, dosage form and strengths of it's A-R Extreme, Osteon (R) and Termin8(TM) products are covered by the FDA's OTC Review Program and therefore believe these products are currently eligible for marketing under the same program. The Company intended to distribute these products under revised labeling once it was reasonably sure that the marketing of these products is consistent with the FDA's requirements and policies. In May 2004, the Company submitted new labels for its previously marketed products to the FDA and has requested FDA comments on these labels. There is no regulatory requirement that the FDA review or comment on such materials and so far, the FDA has not provided any comment relating to the new labels. Although the Company has not been provided any comment from the FDA, the Company is now reasonably sure that these new labels are consistent with all FDA regulations and policies and as a result, the Company resumed marketing and shipment of its products in September 2004.

         EXCHANGE LISTING MATTERS

         In April 2004, the Listing Investigations staff of The Nasdaq Stock Market, Inc. ("Nasdaq") notified the Company that it had commenced an inquiry into the Company's compliance with Nasdaq's continued listing requirements and requested certain information from the Company relating to the pending regulatory matters. In light of the substantial administrative and cash burdens being borne by the Company at the time as well as the substantial legal costs anticipated with respect to the pending SEC and FDA matters, the Company determined that it was in the best interest of its shareholders to voluntarily cease listing of its securities. Therefore, upon the Company's request and effective on April 8, 2004, the Company's securities ceased to be listed on Nasdaq. Presently, the Company's securities are being quoted in the Over The Counter Pink Sheets.

         The Company intends to seek listing of its securities on an exchange or other automated quotation system. However, there is no assurance that the Company will be successful in securing such listing or quotation or, even if it is successful, that it will be able to maintain the listing or quotation of its securities on such exchange or quotation system.

         HISTORICAL OPERATIONS

         The Company commenced operations in January 2001 as the OTC division of BioChemics. In January 2003, the Company incorporated in the state of Delaware and became a wholly-owned subsidiary of BioChemics.

         The 2002 statements operations, stockholders' equity and cash flows of the Company reflect the historical results of operations and cash flows of the OTC division of BioChemics during this period. Those financial statements have been prepared using BioChemics' historical bases in the assets and liabilities and historical results of operations of this division. BioChemics' net investment in the Company is reflected as additional paid-in capital. Transactions were processed through an inter-company account, the balance of which represented the net obligation from the Company to BioChemics. The financial information included herein for those financial statements may not reflect the financial position, operating results, changes in stockholder's equity and cash flows of the Company for years subsequent to 2002 or what they would have been had the Company been a separate stand-alone entity during that year. However, it is probable that the actual historic results would not be significantly different from those presented.

          The 2004 and 2003 financial statements of the Company have been prepared on a stand-alone basis. Additionally, the Company's financial statements for all periods are included in the consolidated financial statements of BioChemics.

         BioChemics provides the Company with certain management and administrative services including accounting, corporate services, data processing, telephone, office space and other occupancy and infrastructure related costs. The financial statements of the Company include expense allocations on bases that the Company and BioChemics consider to be reasonable reflections of the utilization of services provided for the benefit received by the Company. In addition, for 2003 and 2002 the Company's marketing, advertising and promotion expenses include expenses related to the commercialization, marketing and distribution of the BioChemics athlete's foot preparation product, the revenues of which are realized by the Company through an assignment of BioChemics' ownership interests in such revenues.

CARVED OUT PUBLIC REGISTRANT

         In accordance with accounting principles generally accepted in the United States of America with respect to the allocation of corporate management services, the financial statements of a carved out public registrant should appropriately reflect these expenses to fairly present its operating results with an offset to additional paid-in capital. In addition, it is required that upon incorporation of a carved out division into a stand-alone entity, the accumulated deficiency balance should be eliminated against additional paid-in capital. Upon incorporation of the Company in January 2003, the existing accumulated deficiency of $1,487,257 was eliminated using such treatment.

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

GOING CONCERN The Company has a limited operating history and has incurred substantial net losses since its inception. The Company's principal risks are; the possibility of a material adverse effect from the matters summarized in Note 10, its ability to successfully develop and market its products and product candidates in the highly regulated environment within which the Company operates, competition from substitute products and larger companies, dependence on key personnel and continued dependence on BioChemics for manufacturing and product development.

         These financial statements have been prepared on the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. This assumption is presently in question and contingent upon the Company's ability to raise additional funds and successfully utilize these funds to commercialize products and avoid any material adverse effect from the uncertainty that has arisen due to the matters summarized in
Note 10.

         Management is in the process of identifying various fund-raising strategies it will pursue in the second quarter of 2005. These strategies could include a Private Placement of the Company's common stock or a convertible debenture. There are no assurances that Management will successfully execute such strategies.

USE OF ESTIMATES The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS Cash and cash equivalents include cash on hand, cash deposited with banks and highly liquid debt securities with remaining maturities of ninety days or less when purchased. In 2002, BioChemics managed the Company's cash and cash equivalents. Cash receipts associated with the Company's business were transferred to BioChemics on a periodic basis and BioChemics funded the Company's disbursements. Beginning in 2003, the Company managed its own cash.

The Company maintains deposits in financial institutions, which occasionally exceed federally insured limits. Senior management continually reviews the financial stability of these institutions.

ACCOUNTS RECEIVABLE Accounts receivable consist primarily of trade receivables from the sale of OTC pharmaceutical products. The allowance for doubtful accounts is based on the Company's assessment of the collectibility of specific customer accounts and an assessment of economic risk as well as the aging of the accounts receivable. The Company's policy is to write-off uncollectible trade receivables after significant measures have failed to result in their collection. An allowance for doubtful accounts is established to represent the estimated uncollectible trade receivables. The Company held little outstanding trade receivables at December 31, 2004 and 2003 and therefore no allowance for doubtful accounts provision has been established.

INVENTORY Inventory is valued at the lower of cost or market on a first-in, first-out basis. The Company uses outside contract manufacturers for the production of its products. Therefore, all inventory is in the form of finished goods.

DUE TO PARENT Pursuant to a license agreement, a manufacturing agreement, a registration rights agreement and as well as the allocation of overhead and other administrative services, the Company's transactions are processed through an inter-company account, due to/from parent, the balance of which represents the net obligation from the Company to BioChemics, or vice-versa. BioChemics funded the Company during the period of time that the Company was a division. BioChemics contributed non-reimbursed amounts of $446,862 during the year ended December 31, 2002.

         During 2003, when the Company became a stand-alone entity, BioChemics paid $518,197 on behalf of the Company to third parties. This amount has since been paid in full using proceeds from the initial public offering.

FAIR VALUES Unless otherwise noted, deposits, prepaid expenses, accounts payable, accrued expenses and other liabilities have all been stated at values that approximate fair value.

REVENUE RECOGNITION The Company recognizes revenue from product sales in accordance with accounting principles generally accepted in the United States of America, including the guidance in Staff Accounting Bulletin, or SAB, Bulletin No. 104 "Revenue Recognition" which supercedes SAB No. 101 "Revenue Recognition in Financial Statements" and Statement of Financial Accounting Standards, or SFAS, No. 48, "Revenue Recognition When Right of Return Exists."

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

         The Company has employee stock benefit plans, which are described more fully in Note 7. As the exercise price of all options granted under these stock option plans was equal to the market price of the underlying common stock on the grant date, no stock-based compensation is recognized in the Company's financial statements. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended, to options granted under the stock option plans and rights to acquire stock granted under the Company's 2003 Stock Incentive Plan and 2003 Non-Employee Director Compensation Plan. For purposes of this pro-forma disclosure, the value of the options is estimated using a Black-Scholes option pricing model and amortized ratably to expense over the options' vesting periods. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.

                                                            2004             2003
                                                       -------------    -------------
Net loss as reported ..............................    $ (4,493,321)    $ (1,679,472)
Less: Stock based compensation had all
   Options been recorded at fair value ............        (596,580)        (114,356)
                                                       -------------    -------------
Adjusted net loss .................................    $ (5,089,901)    $ (1,793,828)
                                                       =============    =============

Weighted average shares outstanding,
    Basic and diluted .............................      10,296,805        2,714,180

Net loss per share, basic and diluted, as reported     $      (0.44)    $      (0.62)

Net loss per share, basic and diluted, as adjusted     $      (0.49)    $      (0.66)


         The Black-Scholes option pricing model requires the Company to input highly subjective assumptions, including the option's expected life and the price volatility of the underlying stock. See Note 7 for a discussion of the assumptions used in the option pricing model and estimated fair value of employee stock options. The Company did not issue any stock options in 2002.

INCOME TAXES Prior to 2003, the Company was a division of BioChemics and was not subject to federal or state income tax reporting requirements. In January 2003, the Company incorporated and became a stand-alone entity. The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of existing assets and liabilities, using enacted tax rates. Valuation allowances are established when necessary to reduce the deferred tax assets to those amounts expected to be realized.

ADVERTISING COSTS Costs incurred to advertise and promote the Company are expensed as incurred. Advertising costs were approximately $16,100, $74,000, and $39,000 in 2004, 2003 and 2002, respectively.

SALES INCENTIVES Sales incentives are netted against revenues when incurred. Sales incentives are primarily comprised of slotting fees, coupons and rebates. Sales incentives of approximately $5,000, were netted against revenues in 2003 and 2002. No sales incentives were incurred during 2004.

RESEARCH AND DEVELOPMENT Research and development costs incurred were approximately $266,500 during 2004. There were no research and development costs during 2003 or 2002.

MANAGEMENT FEES BioChemics provides the Company with certain administrative, marketing and management services, as well as the Company's facilities and general corporate infrastructure. Management fees were approximately $45,900, $122,000, and $136,000 in 2004, 2003, and 2002 respectively.

COMPREHENSIVE INCOME Comprehensive income (loss) was equal to net loss for each year presented.

NET LOSS PER COMMON SHARE Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share reflects, in addition to the weighted average number of common shares, the potential dilution if common stock options were exercised into common stock, unless the effects of such exercises would have been antidilutive.

         Basic and diluted loss per common share are the same for 2004 and 2003 as potentially dilutive stock options and warrants totaling 1,827,000 in 2004 and 1,575,000 in 2003 have not been included in calculations of diluted net loss per common share available to common stockholders, as their inclusion would have been antidilutive.

HISTORICAL NET LOSS PER COMMON SHARE The historical capital structure of the Company prior to the initial public offering is not representative of the current capital structure. Accordingly, the historical net loss per share and weighted average number of common shares outstanding are not shown for any periods presented prior to January 1, 2003. See Note 12 for required pro-forma calculations. Shares used in the computation of basic and diluted loss per share represent the weighted average shares outstanding during the years presented.

RECLASSIFICATIONS Certain reclassifications have been made to the 2003 and 2002 amounts to conform to the 2004 presentation.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), SHARE-BASED PAYMENT (SFAS 123R) which will be effective in the fourth quarter of fiscal 2005. SFAS 123R will result in the recognition of substantial compensation expense relating to our employee stock option plan. The Company currently uses the intrinsic value method to measure compensation expense for stock-based awards to its employees. Under this standard, the Company generally does not recognize any compensation related to stock option grants the Company issues under its stock option plans. Under the new rules, the Company is required to adopt a fair-value-based method for measuring the compensation expense related to employee stock options; this will lead to substantial additional compensation expense and therefore will have a material adverse effect on the Company's reported results of operations. The paragraph entitled STOCK BASED COMPENSATION above provides the pro forma net income and earnings per share as if the Company had used a fair-value-based method similar to the methods required under SFAS 123R to measure the compensation expense for employee stock awards during fiscal 2004 and 2003.

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

         A director of the Company purchased $50,000 in these notes in April 2003. The note and accrued interest thereon, were converted into approximately 64,233 shares of Class A common stock in December 2003.

4. ACCRUED EXPENSES

         Accrued expenses for 2004 consist of excise taxes of $4,600 and the remaining amount $111,445 of legal fees not yet billed that we expect to incur due to the $200,000 insurance deductible that has arisen as a result of our class action (see 10 - Commitments and Contingencies under the caption Litigation). Accrued expenses for 2003 consist of $90,00 in recruiting expenses, approximately $78,000 in legal expenses, $14,600 in excise taxes and approximately $15,400 in other general operating accruals.

5. INCOME TAXES

         The Company has federal and state tax net operating loss carry forwards available for future periods of approximately $5,430,000. The federal and state tax net operating loss carry forwards expire beginning in 2024. As a result of the changes in the ownership of the Company, there may be limitations on the amounts of net operating loss carry forwards that may be utilized in any one year.

         The tax effect of significant items comprising the Company's approximate net deferred tax assets at December 31, 2004, 2003, and 2002 are as follows:

                                         2004           2003           2002
                                     ------------   ------------   ------------
Deferred tax assets: ..............                                 Pro forma
    Net operating loss carryfowards  $ 2,173,000    $   451,000    $   595,000
    Accrued compensation ..........           --        (43,000)            --
                                     ------------   ------------   ------------
                                       2,173,000        408,000        595,000

Valuation allowance ...............   (2,173,000)      (408,000)      (595,000)
                                     -----------    -----------    -----------

Net deferred tax assets ...........  $        --    $        --    $        --
                                     ===========    ===========    ===========

         The Company operated as a division of BioChemics from inception through January 2003. Accordingly, during that period, the Company was not subject to federal or state income taxes. Therefore, the components of the Company's deferred tax asset at December 31, 2002 is presented on a pro forma basis as if the Company had been a legal stand-alone entity for the period presented.

         The Company believes that uncertainty exists with respect to future realization of the deferred tax assets and has established a valuation allowance for the full amount as of December 31, 2004, 2003 and 2002.

         A reconciliation between the amount of income tax determined by applying the applicable U.S. statutory tax rate to the pre-tax loss is as follows:

                                                               2004         2003         2002
                                                               ----         ----         ----
                                                                                         (PRO FORMA)
Federal statutory rate.......................................  34%          34%          34%
State tax, net of federal impact.............................    6            6            6
Provision for valuation allowance on deferred tax assets.....  (40)         (40)         (40)
                                                               ----         ----         ----
Effective tax rate...........................................  -- %          -- %          -- %


6. STOCKHOLDERS' EQUITY

INITIAL CAPITALIZATION The Company operated as a division of BioChemics from its inception in January 2001 through January 2003 and maintained no classes of common or preferred stock. In January 2003, the Company incorporated and, in accordance with its Certificate of Incorporation, established two classes of stock--common stock and preferred stock. Upon incorporation, no shares of either class were issued or outstanding.

         On June 20, 2003, the Board of Directors of the Company authorized the issuance of 4,500,000 shares of Class B common stock to BioChemics pursuant to the license agreement between the Company and BioChemics (see Note 9).

PREFERRED STOCK At December 31, 2004, the Company had 10,000,000 authorized shares of preferred stock, $0.0001 par value per share, of which no shares were issued and outstanding.

COMMON STOCK The Company maintains two classes of common stock. The Company has 20,000,000 authorized shares of Class A common stock and 10,000,000 authorized shares of Class B common stock. The par value for each of these classes of common stock is $0.0001. Holders of Class A common stock are entitled to one vote per share, while holders of Class B common stock are entitled to three votes per share. At December 31, 2004, there were 5,828,613 shares of Class A common stock issued and outstanding, and there were 4,500,000 shares of Class B common stock issued and outstanding, all of which are held by BioChemics.

         On December 15, 2003, the Company completed an initial public offering of 5,002,500 shares of Class A common stock at a price of $1.67 per share pursuant to a registration statement filed with the Securities and Exchange Commission. Concurrently with the completion of the initial public offering, the 10% convertible subordinated pay-in-kind promissory notes converted into 601,113 shares of Class A common stock. Net of underwriting discount and other expenses of the offering, the Company received $6,402,195 for the Class A common shares it issued and sold. Warrants with a fair value of approximately $185,000 were issued to the underwriters of this initial public offering and have been netted against the gross proceeds of this offering. The fair value of the warrants was calculated using the Black-Scholes option pricing model. The Company used the following assumptions in this model--a risk-free interest rate of 3.3%, an expected life of one year, no dividends and a volatility of 98%.

7. STOCK OPTION PLANS

         In 2003, the Company established two stock option plans. The 2003 Stock Incentive Plan provides for the issuance of up to 1,350,000 shares of Class A common stock to employees, officers and consultants in the form of nonqualified and incentive stock options, restricted stock grants or other stock-based awards, including stock appreciation rights. The 2003 Non-Employee Director Compensation Plan provides for the issuance of up to 900,000 shares of Class A common stock to non-employee directors in the form of nonqualified and incentive stock options, restricted stock grants or other stock-based awards, including stock appreciation rights. The Company's shareholders approved each of the stock option plans on August 26, 2003. As of December 31, 2004, there were 378,000 and 330,000 remaining options available under the 2003 Stock Incentive Plan and the 2003 Non-Employee Director Compensation Plan, respectively.

         Stock option activity was as follows:

                                                            Weighted
                                              Number of     Average
                                               Options   Exercise Price  Fair Value
                                             ----------- -------------- -----------
Outstanding December 31, 2002 ..........            --
     Granted ...........................     1,140,000     $   1.71     $   1.15
     Exercised .........................            --           --
     Forfeited .........................            --           --
                                             ----------    ---------
Outstanding December 31, 2003 ..........     1,140,000     $   1.71
     Granted ...........................       627,000         1.42     $   0.90
     Exercised .........................            --          --
     Forfeited .........................      (225,000)        1.67
                                             ----------    ---------
Outstanding December 31, 2004 ..........     1,542,000     $   1.60
                                             ==========    =========

Exercisable at December 31, 2003 .......        75,000     $   1.67
                                             ==========    =========

Exercisable at December 31, 2004 .......       663,750     $   1.57
                                             ==========    =========

Options Outstanding                                             Options Exercisable
-------------------                                             -------------------
                                        Weighted Average
Number of       Range of                Remaining Life          Weighted Average         Number Currently
Options         Exercise Prices         (in years)              Exercise Price           Exercisable
-------         ---------------         ----------              --------------           -----------
   615,000      $1.67                     9.0                   $1.67                    348,750
   300,000      $1.83                     9.0                   $1.83                    225,000
   357,000      $2.11                     9.0                   $2.11                          -
   270,000      $0.50                   10.0                    $0.50                     90,000
----------                                                                               --------
1,542,000                                                                                663,750
==========                                                                               ========


         As discussed in Note 2, the Company accounts for stock options granted to employees in accordance with APB No. 25. The Company granted 350,000 stock options to non-employees in 2004. The Company is required to record stock-based compensation when it grants options to purchase its common stock to non-employees under SFAS 123. In general, the value of these options would be calculated using the Black-Scholes option-pricing model. During 2004, the Company recorded $57,836 in stock-based compensation related to stock options. There were no options granted to non-employees prior to January 1, 2004.

         The fair value of options on their grant date was measured using the Black-Scholes option-pricing model. Key assumptions used to apply this pricing model for 2004 and 2003 are as follows:

Risk-free interest rate..............................................   3.3%
Expected life of option grants.......................................   4 years
Expected dividend yield..............................................   0.0%
Expected volatility of underlying stock..............................   98%

8. STOCK WARRANTS

         The Company, from time to time, issues stock warrants to vendors for services performed. Under SFAS 123, the Company is required to record stock-based compensation when it grants warrants under such circumstances. In general, the value of these warrants would be calculated using the Black-Scholes pricing model. The Company recorded $96,499 and $185,000 during 2004 and 2003 respectively in stock-based compensation related to stock warrants.


Stock warrant activity was as follows:

                                                                 Weighted
                                              Number of          Average
                                               Warrants       Exercise Price  Fair Value
                                           -----------------  --------------  ----------
Outstanding December 31, 2002 .............            --
     Granted ..............................       435,000       $   2.58      $   1.28
     Exercised ............................            --             --
     Forfeited ............................            --             --
                                                ----------      ---------
Outstanding December 31, 2003 .............       435,000       $   2.58
     Granted ..............................       225,000           2.00      $   0.43
     Exercised ............................      (225,000)          2.00
     Forfeited ............................            --             --
                                                ----------      ---------
Outstanding December 31, 2004 .............       435,000       $   2.58
                                                ==========      =========

Exercisable at December 31, 2003 ..........            --             --
                                                ==========      =========

Exercisable at December 31, 2004 ..........       435,000       $   2.58
                                                ==========      =========

Warrants Outstanding                                            Warrants Exercisable
--------------------                                            --------------------
                                        Weighted Average
Number of       Range of                Remaining Life          Weighted Average         Number Currently
Warrants        Exercise Prices         (in years)              Exercise Price           Exercisable
--------        ---------------         ----------              --------------           -----------

  435,000       $     2.58                   3.0                $       2.58                435,000


The fair value of warrants on their grant date was measured using the Black-Scholes pricing model. Key assumptions used to apply this pricing model for 2004 and 2003 are as follows:

Risk-free interest rate...............................................   3.3%
Expected life of warrant grants.......................................   4 years
Expected dividend yield...............................................   0.0%
Expected volatility of underlying stock...............................   98%

9. RELATED PARTY AGREEMENTS

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

         On February 1, 2003, the Company executed a five-year agreement with BioChemics with respect to ongoing manufacturing and development of the Company's products and product candidates. In accordance with the terms and conditions of this agreement, BioChemics will research, develop and manufacture the Company's products on its behalf. In consideration, BioChemics will charge the Company a development and manufacturing fee at a rate of cost plus 10%. This agreement is automatically renewed for successive one-year terms. In the event that (i) BioChemics materially fails to meet the Company's product orders for a period of more than three (3) consecutive months; (ii) BioChemics commits an anticipatory breach of the manufacturing and development agreement; (iii) a force majeure event occurs which the Company reasonably believes will affect BioChemics' ability to supply and meet its product requirements for a period of at least three (3) months; or (iv) any of BioChemics' manufacturers are non-compliant with the regulations required to manufacture the products and are unable to cure such non-compliance, the Company may qualify and engage at its discretion, other suppliers and manufacturers as it deems necessary to ensure uninterrupted supply of the Company's products.

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

         Effective September 1, 2003, the Company entered into an administrative services agreement with BioChemics. Under this agreement, BioChemics provides to the Company, at the Company's request, administrative support services including secretarial support, accounting and tax services, data processing services, utilities, designated office space, designated warehouse and storage space, office supplies, telephone and computer services and equipment and such other office and corporate support services as the Company reasonably requires from time to time. BioChemics charges the Company an administrative services fee at a rate of cost plus 10%.

10. COMMITMENTS AND CONTINGENCIES

         EMPLOYMENT AGREEMENTS

         The Company has non-cancelable employment agreements with the Acting Chief Executive Officer through February 28, 2006 and the Chief Scientific Officer and the former Chief Executive Officer, June 30, 2008. The remaining payments due under these employment contracts are as follows - $460,833 for 2005, $344,167 for 2006, $315,000 for 2007; and $157,500 for 2008.

         FACILITY LEASE

         The Company subleases its office space from BioChemics, however, it does not have a formal lease agreement with BioChemics. Total rent expense for this office space was approximately $44,000, $20,000, and $15,000 in 2004, 2003, and 2002 respectively. The Company is not obligated to any significant long-term lease commitments or other off-balance sheet financing arrangements.


         LITIGATION

         In April, May, and June 2004, the Company and certain of its officers (the "Defendants") were sued in several securities class action lawsuits filed in the United States District Court for the District of Massachusetts. The complaints, which seek equitable and monetary relief, an unspecified amount of damages, with interest, attorneys fees and costs, allegedly were filed on behalf of purchasers of the Company's Class A common stock during the period December 11, 2003 to March 31, 2004. The complaints allege that during the period in question the Defendants violated the federal securities laws by allegedly failing to make accurate and complete disclosures concerning the Company, its financial condition, its business operations and future prospects, the clinical trial and endorsement of the Company's Termin8 anti-fungal product and the institutional demand for the Company's securities. The majority of these complaints were consolidated in the United States District Court for the District of Massachusetts, under the caption IN RE VASO ACTIVE PHARMACEUTICALS SECURITIES LITIGATION , Civ. No. 04-10708 (RCL), (the "Consolidated Action"). On November 4, 2004, the Court appointed a lead counsel for the Consolidated Action.

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

         Because of the uncertainty of estimating the potential financial statement impact of any of these actions with any reasonable degree of accuracy, at this time the Company has not reserved for any potential liability or costs that may arise as a result of this litigation except for $200,000 recorded during 2004, which represents the insurance deductible that the Company cannot expect to recover. While the cases are in preliminary stages and the outcomes are not predictable, if a substantial amount is payable by the Company and is not reimbursed through its director and officer liability insurance policy, this will have a material adverse effect on the Company's financial position and liquidity.

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

11. GEOGRAPHIC SALES INFORMATION AND MAJOR CUSTOMERS

         The Company is an early-stage company. To date all revenues are from the sale of its products in North America. One customer accounted for approximately 86% and 66% of the Company's 2003 and 2002 net revenues. There were no significant customers during 2004.

12. REQUIRED PRO FORMA INFORMATION (UNAUDITED)

         Required pro forma information is identical in content to that information presented on the financial statements with the exception of required net loss per share data. As discussed in Note 6, the Company was not capitalized until June 20, 2003. The pro forma loss per share calculations are presented as if (i) the 4,500,000 shares of Class B common stock had been issued to BioChemics on January 1, 2002, and (ii) the 10% convertible promissory notes had been converted into 601,113 shares of Class A common stock on January 1, 2002.

                                                         PRO
                                                         FORMA       AS REPORTED
                                                         -----       -----------

2003 net loss per share--basic and diluted.........     $(0.31)        $(0.62)
2002 net loss per share--basic and diluted.........      (0.09)           --

13. UNWINDING OF PRIVATE INVESTMENT IN PUBLIC ENTITY

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

         Given that the initiation and continuation of the April 1, 2004 trading suspension by the SEC (see Note 1) constituted a breach under the Note, the Company and the investor agreed, pursuant to the terms of a settlement agreement entered into on April 8, 2004, that the Company would immediately repay the investor the sum of $7,500,000 in cash without penalty, interest, redemption premium or any other premium or penalty, plus an expense reimbursement in connection with the settlement agreement in the amount of $15,000 in cash. In consideration of this repayment, the investor surrendered the Note and warrants and the parties mutually terminated all other agreements entered into in connection with the transaction.

         In connection with this transaction, the Company paid approximately $600,000 in fees to various third parties. These fees were not refunded when the Company repaid the investor. These fees were recorded as an expense during 2004.

                                  EXHIBIT 31.1

      OFFICER'S CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY
                                   ACT OF 2002

I, Joseph Frattaroli, certify that:

1. I have reviewed this Annual Report of Form 10-KSB of Vaso Active Pharmaceuticals, Inc. for the year ended December 31, 2004;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstance under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

         (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

         (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information, and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.



                              MARCH 30, 2005
                              BY: /S/ JOSEPH FRATTAROLI
                                  -------------------------------------
                                  ACTING CHIEF EXECUTIVE OFFICER AND
                                  CHIEF FINANCIAL OFFICER (PRINCIPAL
                                  EXECUTIVE AND FINANCIAL OFFICER)

                                  EXHIBIT 32.1

          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Vaso Active Pharmaceuticals, Inc. (the "Company") on Form 10-KSB for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Joseph Frattaroli, Acting Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




                              MARCH 30, 2005
                              BY: /S/ JOSEPH FRATTAROLI
                                  ----------------------------------
                                  ACTING CHIEF EXECUTIVE OFFICER AND
                                  CHIEF FINANCIAL OFFICER


This certification is made solely for the purpose of 18 U.S.C. Section 1350, subject to the knowledge standard contained therein, and not for any other purpose.