Form 10QSB
period 2005-03-31
VASO ACTIVE PHARMACEUTICALS INC
filed 2005-05-13
CIK 1232400

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
             FOR THE TRANSITION PERIOD FROM __________ TO __________

                        COMMISSION FILE NUMBER: 001-31925


                        VASO ACTIVE PHARMACEUTICALS, INC.
        (Exact name of small business issuer as specified in its charter)



            DELAWARE                                      02-0670926
  (State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)


      99 ROSEWOOD DRIVE, SUITE 260
              DANVERS, MA                                    01923
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

Common stock, Class A, $0.0001 par value        5,828,613 shares outstanding on
                                                May 13, 2005

Common stock, Class B, $0.0001 par value        4,500,000 shares outstanding on
                                                May 13, 2005

                        VASO ACTIVE PHARMACEUTICALS, INC.

                              INDEX TO FORM 10-QSB


                                                                            page
PART I.  FINANCIAL INFORMATION

ITEM 1 - Condensed Financial Statements (unaudited):

Condensed Balance Sheets as of March 31, 2005 and December 31, 2004 .......... 3
Condensed Statements of Operations for the Three-month Periods Ended
   March 31, 2005 and 2004.................................................... 4
Condensed Statements of Cash Flows for the Three-Month Periods Ended
   March 31, 2005 and 2004.................................................... 5
Notes to the Condensed Financial Statements................................... 6

ITEM 2 - Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................11

ITEM 3 - Controls and Procedures..............................................36

PART II . OTHER INFORMATION

ITEM 1 - Legal Proceedings....................................................37
ITEM 6 - Exhibits.............................................................39


Signatures....................................................................40


     Unless the context requires otherwise, references in this Quarterly Report to "Vaso Active," "the Company," "we," "our" and "us" refer to Vaso Active Pharmaceuticals, Inc. Vaso Active, A-R Extreme(R), Termin8(R), RepiDerm(R), and our logo are trademarks of the Company. Osteon(R) and PENtoCORE(R) are registered trademarks of BioChemics, Inc. This Quarterly Report on Form 10-QSB also contains trademarks and trade names of other parties.


                                    VASO ACTIVE PHARMACEUTICALS, INC.
                                        CONDENSED BALANCE SHEETS

                                                                    MARCH 31,       DECEMBER 31
                                                                  -----------       -----------
                                                                      2005              2004
                                                                  -----------       -----------
                                                                    (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
Cash and cash equivalents ..................................      $ 1,199,249       $ 2,175,388
Accounts receivable ........................................            1,113               888
Inventory ..................................................          140,871           140,296
Prepaid expenses ...........................................           38,909            28,995
                                                                  -----------       -----------

     TOTAL CURRENT ASSETS ..................................        1,380,142         2,345,567

Property and equipment - net ...............................           46,340            37,551
                                                                  -----------       -----------
                                                                  $ 1,426,482       $ 2,383,118
                                                                  ===========       ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable ...........................................      $   387,896       $   474,369
Accrued compensation .......................................           41,774            43,805
Other accrued expenses .....................................          173,655           116,045
Due to parent company ......................................           22,725            10,780
                                                                  -----------       -----------

   TOTAL CURRENT LIABILITIES ...............................          626,050           644,999

Commitments and contingencies (Note 1)
STOCKHOLDERS' EQUITY:
Preferred stock - $0.0001 par value; authorized
    10,000,000 shares; issued and outstanding, none ........               --                --
Common stock - $0.0001 par value; authorized
    30,000,000 shares; issued and outstanding, 10,328,613 at
    March 31, 2005 and December 31, 2004 ...................            1,033             1,033
Additional paid-in capital .................................        8,093,656         8,093,656
Deferred compensation ......................................         (168,676)         (183,777)
Accumulated deficit ........................................       (7,125,581)       (6,172,793)
                                                                  -----------       -----------

   TOTAL STOCKHOLDERS' EQUITY ..............................          800,432         1,738,119
                                                                  -----------       -----------
                                                                  $ 1,426,482       $ 2,383,118
                                                                  ===========       ===========


                          See notes to the unaudited condensed financial statements.


                             VASO ACTIVE PHARMACEUTICALS, INC.
                       UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                     THREE-MONTH PERIOD ENDED MARCH 31,
                                                      -------------------------------
                                                          2005               2004
                                                      ------------       ------------
Net revenues ...................................      $      4,597       $      7,147
Cost of revenues ...............................             6,248              5,775
                                                      ------------       ------------
      GROSS PROFIT .............................            (1,651)             1,372
                                                      ------------       ------------

Costs and expenses:
     Marketing, advertising and promotion ......           169,803             66,254
     Selling, general and administrative .......           683,541          1,537,993
     Research and development ..................            90,030             95,167
     Stock based compensation ..................            15,101            109,033
                                                      ------------       ------------
       Loss from operations ....................          (960,126)        (1,807,075)

Other income (expense), net ....................             7,338              3,486
                                                      ------------       ------------

 NET LOSS ......................................      $   (952,788)      $ (1,803,589)
                                                      ============       ============

 Net loss per share - basic and diluted (Note 2)      $      (0.09)      $      (0.18)
                                                      ============       ============

Weighted average shares outstanding - basic and
diluted (Note 2) ...............................        10,328,613         10,200,536
                                                      ============       ============


                See notes to the unaudited condensed financial statements.


                                            VASO ACTIVE PHARMACEUTICALS, INC.
                                      UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                 THREE-MONTH PERIOD ENDED MARCH 31,
                                                                                  --------------------------------
                                                                                      2005                2004
                                                                                  ------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss ..................................................................      $   (952,788)      $ (1,803,589)
 Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization ........................................             2,274                261
      Stock-based compensation (Note 4) ....................................            15,101            109,033
      Commitments and contingencies (Note 1) ...............................                --            200,000
      Increase (decrease) in cash from change in:
         Accounts receivable ...............................................              (225)              (883)
         Inventory .........................................................              (575)           (21,004)
         Prepaid expenses ..................................................            (9,914)            12,040
         Accounts payable ..................................................           (86,473)           114,867
         Accrued compensation ..............................................            (2,031)          (220,165)
         Other accrued expenses ............................................            57,610            (83,284)
                                                                                  ------------       -------------
                        Net cash used in operating activities ..............          (977,021)        (1,692,724)
                                                                                  ------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment ........................................           (11,063)            (5,222)
                                                                                  ------------       -------------
                        Net cash used in investing activities ..............           (11,063)            (5,222)
                                                                                  ------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of Class A common stock .........................................                --            450,000
  Issuance of Class B common stock to parent ...............................                --                450
  Issuance of convertible notes ............................................                --          7,500,000
  Due to/from parent company ...............................................            11,945              2,702
                                                                                  ------------       -------------
                        Net cash provided by financing activities ..........            11,945          7,952,702
                                                                                  ------------       -------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS .......................          (976,139)         6,254,756

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .............................         2,175,388          6,109,775
                                                                                  ------------       ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD ...................................      $  1,199,249       $ 12,364,531
                                                                                  ============       ============
 SUPPLEMENTAL DISCLOSURES:

   Interest paid ...........................................................                --                 --
                                                                                  ============       ============


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

         SETTLEMENT OF SECURITIES AND EXCHANGE COMMISSION MATTERS

         On August 26, 2004, the U.S. Securities and Exchange Commission (the "SEC") formally approved the terms of a settlement regarding alleged violations of securities laws stemming from allegedly misleading disclosures in the Company's initial public offering registration statement, its 2003 annual report and a statement on its website concerning the Food and Drug Administration's (the "FDA") approval or qualification of the Company's products. The Company has agreed with the SEC to settlement terms without the Company admitting or denying the allegations of the civil complaint, pursuant to which the Company is permanently enjoined from violating the anti-fraud provisions of the Securities Act of 1933, as amended, and the antifraud and reporting provisions of the Securities Exchange Act of 1934, as amended. The SEC action filed with the United States District Court for the District of Columbia (the "Court") is styled SECURITIES AND EXCHANGE COMMISSION V. VASO ACTIVE PHARMACEUTICALS, INC. Civil Action No. 04 CV 01395 (RJL) (D.D.C.).

         In addition, the SEC formally approved the terms of a settlement with John J. Masiz, formerly the Company's President and Chief Executive Officer, without him admitting or denying the allegations of the civil complaint, that likewise enjoins him from violating the antifraud and reporting provisions, and prevents him from serving as an officer or director of any public company, including the Company, for a period of five years. Effective as of August 17, 2004, Mr. Masiz resigned as an executive officer and a director of the Company. He is, however, permitted to remain an active employee and/or consultant of the Company. In light of the foregoing, the Company and Mr. Masiz agreed to terminate his employment agreement and enter into a new agreement. Pursuant to that agreement, Mr. Masiz will provide strategic consulting services regarding sales, marketing and business development to the Company for an initial term through June 30, 2008 and will report to the Chief Executive Officer of the Company. The Company has appointed its Chief Financial Officer to serve as its President and Acting Chief Executive Officer while the Company conducts a search for a new Chief Executive Officer. On September 13, 2004, the Court for the District of Columbia entered final judgments against the Company and Mr. Masiz, pursuant to the above referenced settlement terms.

         FOOD AND DRUG ADMINISTRATION MATTERS

         The Company is not aware whether the FDA is contemplating any action against it. The Company believes that the active ingredients, dosage form and strengths of its A-R Extreme, Osteon (R) and Termin8(TM) products are covered by the FDA's OTC Review Program and therefore believe these products are currently eligible for marketing under the same program. The Company intended to distribute these products under revised labeling once it was reasonably sure that the marketing of these products is consistent with the FDA's requirements and policies. In May 2004, the Company submitted new labels for its previously marketed products to the FDA and has requested FDA comments on these labels. There is no regulatory requirement that the FDA review or comment on such materials and so far, the FDA has not provided any comment relating to the new labels. Although the Company has not been provided any comment from the FDA, the Company is now reasonably sure that these new labels are consistent with all FDA regulations and policies and as a result, the Company resumed marketing and shipment of its products in September 2004.

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

         Because of the uncertainty of estimating the potential financial statement impact of any of these actions with any reasonable degree of accuracy, at this time the Company has not reserved for any potential liability or costs that may arise as a result of this litigation except for $200,000 recorded during the three-month period ended March 31, 2004, which represents the insurance deductible that the Company cannot expect to recover. While the cases are in preliminary stages and the outcomes are not predictable, if a substantial amount is payable by the Company and is not reimbursed through its director and officer liability insurance policy, this will have a material adverse effect on the Company's financial position and liquidity.

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

         In connection with this transaction, the Company paid approximately $600,000 in fees to various third parties. These fees were not refunded when the Company repaid the investor. These fees were recorded as an expense during three-month period ended March 31, 2004.

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

         For the three-month periods ended March 31, 2005 and 2004, the effect of stock options and other potentially dilutive shares were excluded from the calculation of diluted net loss per common share as their inclusion would have been antidilutive.

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

         The Company has an employee stock incentive plan and a non-employee director compensation plan, which are described more fully in Note 7 to the Company's Annual Report on Form 10-KSB for the period ended December 31, 2004.

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

                                                                              THREE-MONTH        THREE-MONTH
                                                                                 PERIOD             PERIOD
                                                                                 ENDED              ENDED
                                                                             MARCH 31, 2005     MARCH 31, 2004
                                                                             --------------     --------------
Net loss, as reported .................................................      $   (952,788)      $ (1,803,589)

Add: stock-based compensation included in the determination of net loss            15,101            109,033
Less: stock-based compensation had all options been recorded at fair
   value ..............................................................          (111,958)          (510,914)
                                                                             ------------       ------------
Adjusted net loss .....................................................      $ (1,049,645)      $ (2,205,470)
                                                                             ============       ============

Weighted average shares outstanding, basic and diluted ................        10,328,613         10,200,536
Net loss per share, basic and diluted, as reported ....................      $      (0.09)      $      (0.18)
Adjusted net loss per share, basic and diluted ........................      $      (0.10)      $      (0.22)
Net loss, as reported..................................................      $   (952,788)      $ (1,803,589)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

         This Quarterly Report on Form 10-QSB contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Exchange Act of 1934, as amended, that are based on management's exercise of business judgment as well as assumptions made by, and information currently available to management. When used in this document, the words "may," "will," anticipate," believe," estimate," intend," and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties as noted below. Should one or more of these risks and uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. We undertake no obligation and do not intend to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events after the date hereof or to reflect the occurrence of any unanticipated events. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize.

         Management's Discussion and Analysis of Financial Condition and Results of Operations should be read together with our condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-QSB. This Quarterly Report on Form 10-QSB, including the following discussion, contains trend analysis and other forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements in this Quarterly Report on Form 10-QSB that are not statements of historical facts are forward-looking statements. These forward looking statements made herein are based on our current expectations, involve a number of risks and uncertainties and should not be considered as guarantees of future performance.

         The most predominant adverse factor affecting the future of the Company is its level of working capital. At March 31, 2005, we had working capital of approximately $750,000, which based on our current plans and assumptions relating to our operations, will be sufficient to satisfy our cash requirements through August 31, 2005. Our efforts to attract and obtain additional financing are significantly hampered by the shareholder and derivative actions involving our Company. See further discussion of this issue in the "CAPITAL AVAILABITY" and "LIQUIDITY AND CAPITAL RESOURCES" sections of the Management's Discussion and Analysis.

         Additional factors that could cause actual results to differ materially include without limitation:

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

          In August and September 2004, Vaso Active and its former Chief Executive Officer, John Masiz, settled all SEC and U.S. District Court matters regarding our alleged violations of securities laws stemming from allegedly misleading disclosures in our initial public offering registration statement, our 2003 annual report and a statement on our website concerning the FDA's approval or qualification of our products. Both Vaso Active and Mr. Masiz agreed with the SEC to settlement terms without admitting or denying the allegations of their civil complaint, pursuant to which both parties are permanently enjoined from violating the anti-fraud provisions of the 1933 Act, and the antifraud and reporting provisions of the 1934 Act. Our former Chief Executive Officer was also prohibited from serving as an officer or director of any public company, including Vaso Active, for a period of five years. He is, however, permitted to remain an active employee/consultant of Vaso Active. Since August 2004, Mr. Masiz has been employed by Vaso Active to provide consulting services pursuant to the terms of his employment agreement with the company. Also during 2004, together with newly engaged outside FDA counsel, we revised our product labels and in September began shipping our products on a limited basis. Although these products are now on the market, we have not made significant shipments or recorded significant revenues to date. You should refer to "Legal Proceedings," and "Risk Factors" for additional discussions surrounding these events.

          The success of our marketing and sales activities will be dependent, among other things, on our ability to retain and attract qualified marketing and sales personnel, enter into qualified strategic partnerships, place our products into the market, the consumer perception of our products and the securing of additional financing. Although we believe that our products, supported by sufficient advertising, will earn retailers acceptance, there be no assurance that this will happen, or if it does, that it will continue.

          Our independent auditors stated in their "Report of Independent Registered Public Accounting Firm" on our financial statements as of and for the years ended December 31, 2004, 2003 and 2002 that we may be unable to continue as a going concern. We anticipate that we have enough working capital to continue our current operations through August 2005. We will require additional financing to continue as a going concern. We are currently investigating financing options. We cannot provide any assurances that financing will be available to us, or even if we do obtain such financing, on favorable terms. We cannot provide any assurances that BioChemics will extend us additional financing or incur costs on our behalf.

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

THE VALE TECHNOLOGY

          The goal behind the development of the VALE technology is to create an active transdermal drug system that efficiently and effectively delivers drugs through the skin and into the blood supply without the need of a patch. In order to accomplish this, a delivery system must be able to overcome three skin barriers:

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

MANUFACTURING AND DEVELOPMENT AGREEMENT

         In August 2003, we formalized a manufacturing and development agreement with BioChemics (the "Agreement") with respect to the ongoing manufacturing and development of our products and product candidates. The Agreement has an initial term of five years and shall be automatically renewed on each anniversary date of the agreement for an additional period of 12 months so long as the Agreement has not been terminated in acccordance with its terms and conditions. Under this agreement, BioChemics has and will continue to research, develop and manufacture products for us pursuant to specific purchase orders submitted by us from time to time. BioChemics will charge us a development and manufacturing fee at a rate of cost plus 10%. The Agreement permits BioChemics to use third party contractors to manufacture the products that BioChemics provides to us. Currently, BioChemics uses a privately owned third party company as its sole contract manufacturer. We do not currently, nor do we intend to, engage in the manufacturing of, nor conduct any research and development with respect to, any of our products or product candidates. However, in the event that BioChemics is unwilling or unable to meet our manufacturing needs in accordance with the terms of the Agreement with us, we have the right to retain outside third parties to manufacture our products. Pursuant to this Agreement, during the three-month periods ended March 31, 2005 and 2004, we incurred research and development costs of $90,030 and $95,167, respectively, related to the formulation of an analgesic utilizing the active ingredient ibuprofen. Pre-clinical studies utilizing animals were conducted and billed as part of this research.

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

         Pending the issuance of a final and effective OTC Drug Monograph for the category of OTC drug involved (e.g., external analgesic), the FDA has adopted an enforcement policy of not proceeding against the continued marketing of OTC drugs subject to the OTC Review Program. This enforcement discretion does not, however, apply if: (a) the FDA considers the drug product involved as falling outside of the scope of the OTC Review Program in that the active ingredient or conditions of use deviate from those eligible for GRASE status under the OTC Review Program; (b) the product presents a health hazard; or
(c)the active ingredient at the dosage level involved was not available OTC prior to December 4, 1975. The FDA's willingness to defer enforcement action generally terminates upon the effective date of the final OTC Drug Monograph covering the applicable drug product.

         Other requirements or limitations for OTC drugs imposed under the FFDCA include: (a) a requirement that the drug be manufactured in conformity with current good manufacturing practices, or cGMPs; (b) a requirement that the labeling for the product contain adequate directions for use and warnings; (c) a requirement that the manufacturer of the drug product register with the FDA;
(d)a requirement that all drugs manufactured for commercial distribution be listed with the FDA; and (e) a prohibition against making any false or misleading misrepresentations in any particular in any labeling for the product. As noted above, OTC products marketed in accordance with OTC Drug Monographs do not require FDA premarket approval prior to marketing. If an OTC product deviates from an OTC Drug Monograph requirement in active ingredient(s), intended use, method of administration, dosage form, or labeling, among other things, then the manufacturer or distributor must obtain pre-market approval in the form of an NDA before commercial marketing.

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

         Additionally, the FDA also strictly regulates the promotional claims that may be made about drug products. The FDA requires substantiation of any claims of superiority of one product over another including, in many cases, requirements that such claims be proven by adequate and well controlled head-to-head clinical trials. The FTC Substantiation Standards are very similar for the advertising of OTC products. To the extent that market acceptance of the Company's products may depend on their superiority over existing therapies, any restriction on the Company's ability to advertise or otherwise promote claims of superiority, or requirements to conduct additional expensive clinical trials to provide proof of such claims, could negatively affect the sales of our products and/or our costs.

CURRENT PRODUCT LINE

          We have completed the development and test marketing of our three primary products. Each of these products uses the PENtoCORE technology. These products are:

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

          We license the Osteon and PENtoCORE trademarks under our amended license agreement with BioChemics. We market each of our three current principal products under the OTC Review Program, witch is discussed in more detail under "Government Regulations".

PRODUCT CANDIDATES

          In addition to and separate from our A-R Extreme, Osteon and Termin8 products, we have identified and are currently developing, in collaboration with BioChemics, six additional OTC product candidates that will utilize the VALE transdermal or PENtoCORE topical technology. Each of these product candidates are in various stages of development and are not yet available for sale. These product candidates are as follows:

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

         In its tentative final Monograph for OTC acne drug products, the Food and Drug Administration, or FDA, proposed monograph status for BPO. However, following this proposal, the agency became aware of a study that raised a safety concern regarding BPO. FDA evaluated this study and other data submitted by a drug manufacturer association and, in 1991, the agency concluded that it was unable to state that BPO is generally recognized as safe. Accordingly, the FDA published an amended tentative final monograph for OTC topical acne drug products in which it reclassified BPO from Category 1 (generally recognized as safe and effective and not misbranded) to Category III (available data are insufficient to classify as safe and effective, and further testing is required).

         In light of the Category III status, the FDA subsequently concluded that the marketing under the OTC review program of BPO as an active ingredient in topical OTC acne drug products would be allowed to be continued (under the conditions set forth in the tentative final monograph, i.e. BPO at levels of 2.5 to 10%) while additional studies are conducted to answer the unresolved safety questions. However, the agency also tentatively determined that consumers who choose to use products containing BPO need to be provided additional information about the safe use of such products in the form of label warning statements regarding concomitant sunscreen use. There are numerous OTC acne treatment products containing 10% BPO that are currently being marketed under the OTC Review Program.

         We believe that the active ingredients, dosage form, route of administration, directions for use, and indications of our RepiDerm acne treatment are covered by the OTC Review Program and, like similarly situated products on the market, can at this time be marketed under the OTC Review Program. We will begin marketing this product when we are confident that RepiDerm is covered by the OTC Review Program and its marketing is consistent with the FDA's policies regarding products that are being reviewed under the Program, specifically including BPO products. We expect to begin to market RepiDerm by the end of the third quarter of 2005.

COMPETITION

         We are engaged in a rapidly evolving field. We compete primarily with established pharmaceutical companies like Pfizer, Bristol-Myers Squibb and Schering-Plough, emerging biotechnology companies like Alza, Cygnus and Elan, as well as research and academic institutions, among others. Competition is intense and expected to increase.

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


DISTRIBUTION

         During 2004, we executed strategic alliances with Ortho Distribution Inc. or ODI and M2G Media.

         In January 2005 ODI's parent company was purchased by an unrelated third-party. We are in ongoing discussions with the new ODI management and expect to continue the relationship. However, there can be no assurance that the strategic alliance will continue or that it will provide us with the results intended under the original agreement with ODI. We do not expect the new ODI management to pursue the alliance as strongly as prior management.

         Regarding M2G Media, in late 2004, we were unable to reach mutually agreed upon product minimums with respect to the arthritis and pain relief markets and have since removed the arthritis and pain relief products from the M2G strategic alliance. We are currently negotiating with M2G Media with respect to launching our acne product, Repiderm.

         Recent regulatory events and securities claims brought against us and our management has placed strains on our management and capital resources. In early 2004, we suspended the marketing and sale of our products until we were reasonably sure that our product marketing was consistent with the FDA's requirements and policies. In May 2004, together with outside FDA counsel, we revised our product labels and in September 2004 began shipping our products on a limited basis. Although these products are now on the market, we have not made significant shipments to date. You should refer to the discussions under the caption "Legal Proceedings" for further discussion on this matter.

         We intend to pursue opportunities to launch our products into retail market chains sometime during late 2005. We believe that because retail sales efforts typically require large economic outlays and long sales cycles, they produce less of an immediate impact on operations than strategic alliances. Therefore, we have categorized this as part of the second phase of our rollout strategy. In January 2004, we engaged Commotion LLC, or Commotion, of Golden, Colorado, a strategic product marketing company, to assist us in establishing direct brand recognition and strategic retail rollout for our products. Since January 2004, Commotion has provided design input into our Company logos, stationary, business cards, product information and displays as well as for the revised labeling for our A-R Extreme, Osteon, Termin8, and RepiDerm products. Although the agreement is still in effect, we do not require additional design work at this time. Therefore in April 2005 we suspended our monthly retainer payment to Commotion until further notice.

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

OUTLOOK FOR 2005

          During 2005, the Company plans to:

     o Raise additional capital in order to continue the direct-to-consumer television campaign of its topical analgesic marketed under the label Osteon,
     o expand retail distribution of its topical analgesic being marketed under the label AR-Extreme,
     o begin retail distribution of its topical anti-fungal under the label Termin8, with its revised packaging,
     o increase staffing, including outbound telemarketers and a senior marketing person with a background in retail launches, and
     o introduce its new acne product under the label RepiDerm to the marketplace

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

          EXPENSE ALLOCATIONS / MANAGEMENT FEES - BioChemics provides us with certain administrative, marketing and management services, as well as our facilities and general corporate infrastructure. Our statement of operations includes allocations of these costs that BioChemics that we considered to be reasonable. These costs are included in selling, general and administrative expenses.

          INCOME TAXES - We account for income taxes and deferred tax assets and liabilities in accordance with SFAS No. 109 "Accounting for Income Taxes." Because we project future operating losses in the near term, we have provided a full valuation allowance against the deferred tax assets created by these losses.

          STOCK-BASED COMPENSATION - As part of our compensation programs offered to our employees, we grant stock options. We grant stock options to employees based on the fair value of the Class A common stock at the grant date. As allowed under SFAS No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," we have adopted the disclosure-only requirements of these accounting standards. Accordingly, we do not recognize stock-based compensation expense for stock options granted to employees at their fair value. The fair value of options granted to non-employees are expensed in accordance with SFAS 123 using the Black-Scholes option-pricing model. See Note 4 to our condensed financial statements for the impact on earnings had we fully adopted SFAS 123.

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

THREE MONTHS ENDED MARCH 31, 2005 AND MARCH 31, 2004

          NET REVENUES - Net revenues for the three-month period ended March 31, 2005 decreased $2,550 to $4,597 from $7,147 in the comparable period in 2004. This period to period decrease was primarily a result of the regulatory and private securities actions taken against us beginning in April 2004 and our decision to suspend the marketing and sale of our products until we were reasonably sure that our product marketing was consistent with the FDA's requirements and policies. Since re-introducing our products to the marketplace in September 2004, with revised labeling, we have not generated significant revenues. No single customer represented more than 10% of net revenues in either period. All of our revenues during each of the periods were generated from the sale of our three OTC products.

          COST OF SALES - In general, our cost of sales is variable to our net revenues. However, we maintain fixed manufacturing expenses. Also, certain manufacturing events such as inventory adjustments or product returns may significantly affect the consistency of our cost of sales, and therefore our gross profit, during any particular period. Cost of sales increased $473 to $6,248 from $5,775 in the comparable period in 2004. This increase in cost of sales was attributable to higher fixed manufacturing costs in 2005 versus 2004.

          MARKETING, ADVERTISING AND PROMOTION - Marketing, advertising and promotion expenses increased $103,549, or 156%, to $169,803 for the three-month period ended March 31, 2005 from $66,254 in the comparable period in 2004. This increase was primarily attributable to $103,775 in costs we incurred in connection with our launch of a series of 60 and 120 second television commercials for the Osteon product throughout the United States. We will continue marketing Osteon in this manner in additional markets throughout the United States. We are seeking to buy additional television spots via a pay per unit sale deal, which links the amount we pay for television advertising to the actual amount of product purchased by consumers through these television spots. If we are unable to secure this pay per unit sale deal and instead must rely on fixed rate advertising alone, we will need to raise additional capital. We can provide no assurance that we will be able to secure a pay per unit sale deal or obtain additional capital.

          SELLING, GENERAL AND ADMINISTRATIVE - Selling, general and administrative expenses decreased by $854,452 to $683,541 during the three months ended March 31, 2005 as compared to $1,537,993 in the comparable period in 2004. This decreased is due primarily to one-time charges we recorded in the three-month period ended March 31, 2004 of approximately $615,000 for fees paid to third parties in connection with our March 2004 private placement transaction (see Note 1 to our condensed financial statements) and $200,000 recorded as a general contingency which is the amount of the director and officers liability policy insurance deductible we could not expect to recover from the insurance carrier.

          We continue to devote significant capital to defend ourselves against the civil complaints described more fully under the caption "Legal Proceedings" in this Quarterly Report on Form 10-QSB. During the three-month period ended March 31, 2005, we recorded approximately $57,700 in legal and professional fees to address these complaints.

          RESEARCH AND DEVELOPMENT - Research and development expenses decreased $5,137, or 5%, to $90,030 from $95,167 in the comparable period in 2004. We continue to develop in collaboration with BioChemics an analgesic utilizing the active ingredient ibuprofen. Costs incurred related to this development have been consistent from period to period. Other research and development costs incurred relate to the formulation for our acne product, Repriderm.

          STOCK-BASED COMPENSATION - We are required to record stock-based compensation when we grant options or warrants to purchase our common stock to non-employees in accordance with SFAS 123. The value of these options and warrants is calculated using the Black-Scholes valuation model. Stock based compensation for the three-month period ended March 31, 2004 included the award of a warrant to purchase 225,000 shares of common stock. As this warrant was completely vested, we recorded a charge of approximately $96,000 during the three month period ended March 31, 2004. The remainder of the stock-based compensation in both periods was attributable to the normal amortization of the fair value of these awards into expense over the vesting period of the awards.

CAPITAL AVAILABILITY

         At March 31, 2005, we had working capital of approximately $750,000. We anticipate, based on our current plans and assumptions relating to our operations, that our current working capital will be sufficient to satisfy our cash requirements through August 31, 2005. We intend to continue as a going concern. However, unless we can obtain additional financing or generate profitability and cash flows from operations, we may not be able to continue as a going concern. Our efforts to attract and obtain such additional financing are significantly hampered by the shareholder and derivative actions involving our company. There can be no assurance that we will be able to obtain such additional financing or that, even if we do obtain additional financing, it will be on terms favorable to us. Further, there can be no assurance that we will be able to generate profitability and cash flows from operations with our existing working capital.

LIQUIDITY AND CAPITAL RESOURCES

          The Company has incurred substantial operating losses and negative cash flows from operations since inception. In 2004, operations were financed from the proceeds of our December 2003 initial public offering. Net of offering costs, we raised approximately $6.4 million. Prior to our receipt of these proceeds, we relied on BioChemics as the source of our working capital.

          At March 31, 2005, we had approximately $1.2 million in cash remaining from the initial public offering and working capital of approximately $750,000. Our financial condition has been materially and adversely affected by recent regulatory and shareholder actions taken against us. We expect to use portions of our working capital to continue defending ourselves in the balance of 2005. However, we cannot reasonably estimate the total costs to defend ourselves at this time. Further, we cannot provide any assurances that we will prevail in defending ourselves from the shareholder actions taken against us. In addition, our management intends to contest a substantial portion of the accounts payable shown on the Balance Sheet at March 31, 2005.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

          The following table sets forth our contractual obligations and commitments for the next five years, as of March 31, 2005.


DESCRIPTION                                 2005        2006 - 2007      2008-2009       THEREAFTER        TOTAL
Long-term debt ...................      $       --      $       --      $       --      $       --      $       --

Capital leases ...................              --              --              --              --              --

Operating leases .................              --              --              --              --              --

Unconditional purchase obligations              --              --              --              --              --

Employment agreements ............         367,500         659,167         630,000         315,000       1,971,667
                                        ----------      ----------      ----------      ----------      ----------
Total contractual obligations ....      $  367,500      $  659,167      $  630,000      $  315,000      $1,971,667
                                        ==========      ==========      ==========      ==========      ==========

         In February 2005, we appointed our Chief Financial Officer, Mr. Joseph Frattaroli, as our President. Mr. Frattaroli will continue to serve as Chief Financial Officer and Acting Chief Executive Officer. The terms and provisions of this appointment are being finalized in writing and will be disclosed when the agreement is completed in a form approved by the Board of Directors. This table is presented reflecting the authorized annual salary to Mr. Frattaroli effective March 1, 2005 for one year. The written employment agreements with Mr. Masiz and Dr. Carter terminate their initial terms on June 30, 2008, but are deemed automatically extended for successive periods of two years under the terms of their respective written agreements. This table is presented reflecting the effects of the deemed automatic extensions and it reflects $315,000 beyond 2009. This amount, $315,000, will be the annual ongoing obligation of the Company if the agreements for Mr. Masiz and Dr. Carter do in fact extend under the present agreements.

          Mr. Masiz and Dr. Carter have agreed to waive, in writing, certain termination payout clauses contained in their respective employment agreements in the event that the Company becomes insolvent. Mr. Frattaroli has agreed in principle to a similar waiver, and will execute a similar waiver in writing when his employment agreement is finalized and executed.

OFF-BALANCE SHEET ARRANGEMENTS

         We have no material off-balance sheet financing such as a facility lease or other long-term commitments. We have employment agreements with three key employees. Please refer to "Contractual Obligations and Commitments" for a summary of the employment agreement obligations.

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

          At March 31, 2005, we had an accumulated deficit of approximately $7.1 million. We expect to incur additional operating losses as we expand our marketing, sales and development efforts. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations may be materially and adversely affected.

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

THERE ARE SIGNIFICANT UNCERTAINTIES ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

          Our recurring operating losses, liquidity issues and the uncertainties raised as a result of our legal proceedings raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern and the appropriateness of using the going concern basis of accounting depends upon, among other things on, the ability to generate sufficient cash from operations and financing sources to meet obligations. At March 31, 2005, we had working capital of approximately $750,000. We anticipate, based on our current plans and assumptions relating to our operations, that our current working capital will be sufficient to satisfy our cash requirements through August 31, 2005. We intend to continue as a going concern. However, unless we can obtain additional financing or generate profitability and cash flows from operations, we may not be able to continue as a going concern. Our efforts to attract and obtain such additional financing are significantly hampered by the shareholder and derivative actions involving our company. There can be no assurance that we will be able to obtain such additional financing or that, even if we do obtain additional financing, it will be on terms favorable to us. Further, there can be no assurance that we will be able to generate profitability and cash flows from operations with our existing working capital.

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

          If our topical A-R Extreme, Osteon and Termin8 products are formulated and promoted in accordance with the OTC Drug Monographs pursuant to the FDA's OTC Review Program, FDA pre-market approval is not required prior to marketing. If these or any of our product candidates deviate from an OTC Drug Monograph requirement in active ingredients, intended use, method of administration, dosage form, or labeling, among other things, then we or our marketing partners must obtain New Drug Application, or NDA, pre-market approval from the FDA before beginning commercial marketing. The FDA has taken the position that insofar as our product candidates may use the VALE transdermal technology, they fall outside of those eligible for generally recognized as safe and effective , or GRASE, status under the OTC Review Program and thus we must obtain, or our marketing partners must obtain, NDA approval of these product candidates before they can be commercially marketed.

          Under the FDA's procedures, it is generally less burdensome to obtain NDA approval of a drug product which contains the same active ingredient(s) as those: (a) considered GRASE in a final OTC Drug Monograph, or (b) contained in a drug product eligible for abbreviated new drug application , or ANDA, approval, but which differs in certain conditions of use (e.g., dosage form) from that covered by a final OTC Drug Monograph or eligible for ANDA approval. However, once a product becomes subject to the NDA requirements there can be no assurance that a company can generate the additional data and information necessary to support NDA approval of the proposed variant product or that approval can be obtained without substantial expenditures and delays.

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

THERE IS NO ORGANIZED MARKET FOR OUR STOCK; OUR STOCK PRICE HAS BEEN VOLATILE AND COULD EXPERIENCE SUBSTANTIAL DECLINES.

          Our securities are currently quoted in the Pink Sheets under the trading symbol "VAPH.PK". The market price of our common stock has experienced, and may continue to experience, significant volatility. Since the beginning of 2004, the per share closing price of our common stock has ranged from $0.38 to $14.11. As a result of the temporary suspension of trading in our securities on April 1, 2004, our press release dated April 7, 2004 advising investors not to trade in our securities until further disclosure, and our voluntary delisting of our securities from The Nasdaq Stock Market on April 8, 2004, there is not currently an organized market in our securities, and there can be no assurance that such a market will develop. On April 29, 2005 the average bid for a share of our Class A Common Stock as quoted by the OTC Pink Sheets was $0.65 per share. The value of our Class A Common Stock may decline regardless of our operating performance or prospects. Factors affecting our market price include:

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

          We do not possess product development capability. As a result, we depend on collaborations with third parties, such as BioChemics, for development of our product candidates. During the three months ended March 31, 2005 and 2004, we incurred research and development costs of approximately $90,000 and $95,000 respectively related to the formulation of an analgesic utilizing the active ingredient ibuprofen as well as finalization of RepiDerm product development. Pre-clinical studies utilizing animals were conducted and billed as part of the ibuprofen research. These services were incurred pursuant to a February 2003 manufacturing and development agreement with BioChemics. In addition, we have no manufacturing capability. As a result, we will depend on BioChemics, which in turn will rely upon third parties to manufacture our products. Although our strategy is based on leveraging BioChemics' ability to develop and manufacture our products for commercialization in the OTC marketplace, we will be dependent on BioChemics' collaborations with drug development and manufacturing collaborators. If we and BioChemics are not able to maintain existing collaborative arrangements or establish new arrangements on commercially acceptable terms, we would be required to undertake product manufacturing and development activities at our own expense. This would increase our capital requirements or require us to limit the scope of our development activities. Moreover, we have limited or no experience in conducting full scale bioequivalence or other clinical studies, preparing and submitting regulatory applications, and manufacturing and marketing drug products. There can be no assurance that we will be successful in performing these activities and any failure to perform such activities could have a material adverse effect on our business, financial condition and results of our operations.

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

          Additionally, the failure of any of our contract manufacturers to manufacture our products in conformity with current good manufacturing practices, or cGMPs, could result in interruption or halt of the availability of our products, pending demonstration to the FDA or a court of compliance with cGMPs. Any such interruption in the availability of our products could have a material adverse impact upon our financial position and results of operations.

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

          We were originally formed as a division of BioChemics and the viability and financial strength of BioChemics is critical to our success. Throughout our development, we have relied on services and financing provided to us by BioChemics. When we became an independent operating entity, we entered into a license agreement and, prior to the consummation of our initial public offering, we entered into a manufacturing and development agreement, with BioChemics. We presently maintain our executive offices on premises that we share with BioChemics. We do not have a lease agreement with BioChemics. We believe that we can obtain suitable alternative space without any material disruption of our business and that such space will be available to us in the future on commercially reasonable terms. Since, pursuant to the administrative support agreement by and between the Company and BioChemics, BioChemics provides us with administrative and managerial support, our results of operations include allocations of certain BioChemics expenses, such as centralized accounting, data processing, utilities, supplies, telephone and other BioChemics corporate services and infrastructure costs. These expenses have been charged back to us as a management fee. We recorded approximately $11,000, and $8,000 in these related-party fees for the three month periods ended March 31, 2005 and 2004, respectively. These costs are included in selling, general and administrative expenses. The expense allocations have been determined on the basis that we and BioChemics consider to be reasonable reflections of the utilization of services provided for the benefit received by us. The loss of the services provided by BioChemics or the loss of the license of the VALE patents or the PENtoCORE technology under the license agreement would have a material adverse effect on our business, financial condition and results of operations.

          BioChemics has never been profitable and most likely will not achieve profitability in the near future, if ever. Although BioChemics was founded in 1989, and incorporated in 1991, it is still a development stage company. It has generated significant losses through March 31, 2005, has limited revenue, and is likely to sustain operating losses in the foreseeable future. BioChemics' operations are subject to all of the risks inherent in the establishment of a business enterprise. Through December 31, 2004, BioChemics had an unaudited, consolidated accumulated deficit of approximately $16.9 million, which includes the operations of Vaso Active. In addition, as of December 31, 2004, BioChemics was in default under debt obligations in the approximate amount of $10.2 million, which includes accrued interest, that it has issued to private investors, of which approximately $6.9 million, inclusive of accrued interest, is held by Mr. Masiz, members of his family and the Chairman of the Board of Directors of the Company. Although BioChemics is attempting to restructure or refinance these obligations, there can be no assurance that it will be able to do so on acceptable terms. If BioChemics is not successful in maintaining its financial viability, our business, financial condition and results of operations may be materially and adversely affected. BioChemics anticipates that it will continue to incur net losses and be unprofitable for the foreseeable future. There can be no assurance that BioChemics will ever operate at a profit even if its or our products are commercialized.

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

          Our principal stockholder, BioChemics, owns 4,500,000 shares of our Class B common stock, which at March 31, 2005 represented approximately 70% of the combined voting power of our common stock. Mr. Masiz, as President, Chief Executive Officer and Chairman of BioChemics and, as the principal stockholder in BioChemics, will be able to control the outcome of stockholder votes, including votes concerning the election of our directors, the adoption or amendment to provisions in our certificate of incorporation or by-laws, the approval of mergers and/or acquisitions, decisions affecting our capital structure and other significant corporate transactions. This concentration of ownership may delay, deter or prevent transactions that would result in a change of control, which in turn could reduce the value of our common stock.

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

ITEM 3.  CONTROLS AND PROCEDURES

          As of the end of the period covered by this quarterly report, our Acting Chief Executive Officer and Chief Financial Officer (the "Certifying Officer") conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the 1934 Act, the term "disclosure controls and procedures" means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including the Certifying Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officer has concluded that our disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the 1934 Act, and the rules and regulations promulgated there under.

            Further, there were no changes in our internal control over financial reporting during the quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PRIVATE LITIGATION

          In April, May, and June 2004, the Company and certain of its officers (the "Defendants") were sued in several securities class action lawsuits filed in the United States District Court for the District of Massachusetts. The complaints, which seek equitable and monetary relief, an unspecified amount of damages, with interest, attorney's fees and costs, allegedly were filed on behalf of purchasers of Vaso Active Class A common stock during the period December 11, 2003 to March 31, 2004. The complaints allege that during the period in question the Defendants violated the federal securities laws by allegedly failing to make accurate and complete disclosures concerning the Company, its financial condition, its business operations and future prospects, the clinical trial and endorsement of the Company's Termin8 anti-fungal product (previously known as "deFEET") and the institutional demand for Vaso Active's securities. These complaints are captioned as follows: DENNIS E. SMITH V. VASO ACTIVE PHARMACEUTICALS, INC., ET AL. , Civ. No. 04-10708 (RCL) (D. Mass.);RICHARD SHAPIRO V. VASO ACTIVE PHARMACEUTICALS, INC., ET AL. , Civ. No. 04-10720 (RCL) (D. Mass.); CHRISTOPHER PEPIN V. VASO ACTIVE PHARMACEUTICALS, INC., ET AL. , Civ. No. 04-10763 (RCL) (D. Mass.); MODHI GUDE, ET AL. V. VASO ACTIVE PHARMACEUTICALS, INC., ET AL. , Civ. No. 04-10789 (RCL) (D. Mass.); KIM BENEDETTO, ET AL. V. VASO ACTIVE PHARMACEUTICALS, INC., ET AL. , Civ. No. 04-10808 (RCL) (D. Mass.); DEAN DUMMER V. VASO ACTIVE PHARMACEUTICALS, INC., ET AL. , Civ. No. 04-10819 (RCL) (D. Mass.); EDWARD TOVREA V. VASO ACTIVE PHARMACEUTICALS, INC., ET AL. , Civ . No. 04-10851 (RCL); KOUROSH ALIPOR V. VASO ACTIVE PHARMACEUTICALS, INC., ET AL. , Civ. No. 04-10877 (RCL); PAUL E. BOSTROM
V. VASO ACTIVE PHARMACEUTICALS, INC., ET AL. , Civ. No. 04-10948 (RCL); IRA A. TURRET SEP-IRA DATED 01/24/02 V. VASO ACTIVE PHARMACEUTICALS, INC., ET AL., Civ. No. 04-10980 (RCL); RICHARD PAGONA V. VASO ACTIVE PHARMACEUTICALS, INC., ET AL., Civ. No. 04-11100 (RCL); JAMES KARANFILIAN V. VASO ACTIVE PHARMACEUTICALS, INC., ET AL. , Civ. No. 04-11101 (RCL); and CHARLES ROBINSON V. VASO ACTIVE PHARMACEUTICALS, INC., et. al., Civ. No. 04-11221 (RCL). The Court has consolidated the above-referenced cases, other than the TOVREA and KARANFILIA complaints in the United States District Court for the District of Massachusetts, under the caption IN RE VASO ACTIVE PHARMACEUTICALS SECURITIES LITIGATION , Civ. No. 04-10708 (RCL), (the "Consolidated Action"). On November 4, 2004, the Court appointed Schiffrin & Barroway LLP as lead counsel for the Consolidated Action and appointed Shapiro, Haber & Urmy LLP as local counsel. The Court also appointed Edwin Choi, Richard Ching, and Joe H. Huback as interim co-lead plaintiffs, pending a determination of whether the Consolidated Action may proceed as a class action. The Court further ordered that co-lead plaintiffs file a consolidated amended complaint in the Consolidated Action no later than December 4, 2004. On December 3, 2004, plaintiffs filed the Consolidated Amended Complaint, which added as defendants the Company's directors at the time of our initial public offering and issuance of our 2003 Annual Report, and alleged that during the period in question the Defendants made false and misleading statements concerning FDA approval of its current products and related misstatements and concerning the clinical trial of the anti-fungal product. On January 20, 2005, the Defendants filed an Answer to the Complaint essentially denying the allegations and liability.

          The Company has also been named as a nominal defendant in three shareholder derivative actions. The first action was filed in the United States District Court for the District of Massachusetts in April 2004 against the Company's directors and certain of its officers and against BioChemics, Inc. styled JOSEPH ROSENKRANTZ V. BIOCHEMICS, INC., ET AL., Civ. No. 04-10792 (RCL) (D. Mass.); the second - filed in June 2004, also against the Company's directors and certain of its officers and against BioChemics, Inc., styled WILLIAM POMEROY V. BIOCHEMICS INC., ET AL., Civ. No. 04-11399 (RCL) (D. Mass.); and the third - in the Court of Chancery for the State of Delaware in September 2004 against its directors and certain of its officers, entitled DOUGLAS WEYMOUTH V. JOHN J. MASIZ, ET AL., Civ. No. 682-N (collectively, the "Complaints"). The Complaints allege, among other things, that the alleged conduct challenged in the securities cases pending against the Company in Massachusetts (described above) constitutes, among other thinds, a breach of the Defendants' fiduciary duties to Vaso Active. The Complaints seek equitable and monetary relief, an unspecified amount of damages, and attorneys and other fees, costs and expenses, ostensibly on behalf of Vaso Active. On October 29, 2004, the Massachusetts Court approved a joint motion to consolidate the two

Massachusetts derivative actions. On November 19, 2004, the Court issued an order consolidating the derivative actions in the United States District Court for the District of Massachusetts and captioned the consolidated action In Re:Vaso Active Pharmaceuticals, Inc. Derivative Litigation, Master Docket No. 04-10792-RCL. On January 12, 2005, the Court entered a Procedural Order of Dismissal which dismissed the consolidated derivative action, without prejudice, pending the occurrence of the earlier of (a) the entry of an order in connection with a motion to dismiss filed in the securities class action lawsuit or (b) the filing of an answer by all defendants in the securities class action. This order also stated that the derivative litigation could be restored to the docket after either of the triggering events mentioned above occurred and a motion was filed by either party within 30 days after the occurrence of such an event. On February 3, 2005, plaintiffs in the consolidated derivative action filed an unopposed motion to restore the action to the docket, which was granted on February 23, 2005. On March 7, 2005, plaintiffs filed an amended complaint in this matter, and the defendants filed their answers on March 28, 2005.

          Although the Company has been defending and intends to continue to vigorously defend against these cases, there can be no guarantee as to the ultimate outcome of these matters. There is also no guarantee that these will be the only lawsuits brought against the Company with respect to these matters. There is also no assurance that these matters will be resolved in our favor. An unfavorable outcome of these matters would have a material adverse impact on our business, results of operations, financial position or liquidity.

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


ITEM 6 (a).  EXHIBITS

    EXHIBIT
     NUMBER                     DESCRIPTION OF EXHIBIT
     ------                     ----------------------

     3(i) Amended and Restated Certificate of Incorporation. (1)
     3(ii) Amended and Restated Bylaws. (1)
     31.1 Certification of Joseph Frattaroli, Acting Chief Executive Officer and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     32.1 Certification of Joseph Frattaroli, Acting Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Previously filed as an exhibit to our registration statement on Form SB-2/A filed on September 12, 2003.

                                   SIGNATURES

         In accordance with Section 13 and 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 13, 2005.

                                    VASO ACTIVE PHARMACEUTICALS, INC.

                                    /s/ Joseph Frattaroli
                                    -------------------------------------------
                                    Joseph Frattaroli
                                    Acting President and Chief Executive Officer
                                    By: Chief Financial Officer