Form 10QSB
period 2005-06-30
VASO ACTIVE PHARMACEUTICALS INC
filed 2005-08-22
CIK 1232400

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

    Common stock, Class A, $0.0001 par value        5,828,613 shares outstanding
                                                    on August 22, 2005
    Common stock, Class B, $0.0001 par value        4,500,000 shares outstanding
                                                    on August 22, 2005

                        VASO ACTIVE PHARMACEUTICALS, INC.

                              INDEX TO FORM 10-QSB


                                                                            page
PART I.  FINANCIAL INFORMATION

ITEM 1 - Condensed Financial Statements (unaudited):

Condensed Balance Sheets as of June 30, 2005 and December 31, 2004 .........   3
Condensed Statements of Operations for the Three-month Periods
   Ended June 30, 2005 and 2004.............................................   4
Condensed Statements of Operations for the Six-month Periods
   Ended June 30, 2005 and 2004.............................................   5
Condensed Statements of Cash Flows for the Six-Month Periods
   Ended June 30, 2005 and 2004.............................................   6
Notes to the Condensed Financial Statements.................................   7

ITEM 2 - Management's Discussion and Analysis of Financial Condition and
         Results of Operations..............................................  12

ITEM 3 - Controls and Procedures............................................  36

PART II. OTHER INFORMATION

ITEM 1 - Legal Proceedings..................................................  37
ITEM 6 - Exhibits and Reports on Form 8-K...................................  40


Signature...................................................................  41

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

                       VASO ACTIVE PHARMACEUTICALS, INC.
                            CONDENSED BALANCE SHEETS

                                                                  JUNE 30,     DECEMBER 31
                                                                -----------    -----------
                                                                   2005           2004
                                                                -----------    -----------
                                                                (UNAUDITED)
             ASSETS
CURRENT ASSETS:
Cash and cash equivalents ...................................   $   490,856    $ 2,175,388
Accounts receivable .........................................         1,268            888
Inventory ...................................................       127,967        140,296
Prepaid expenses ............................................        43,482         28,995
                                                                -----------    -----------

     TOTAL CURRENT ASSETS ...................................       663,573      2,345,567

Property and equipment - net ................................        61,306         37,551
                                                                -----------    -----------
                                                                $   724,879    $ 2,383,118
                                                                ===========    ===========

             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable ............................................   $   358,084    $   474,369
Accrued compensation ........................................        37,470         43,805
Other accrued expenses ......................................        69,016        116,045
Obligations under capital leases - short-term portion .......         2,503             --
Due to parent company .......................................        20,519         10,780
                                                                -----------    -----------
   TOTAL CURRENT LIABILITIES ................................       487,592        644,999

LONG-TERM LIABILITIES:
Obligations under capital leases - long-term portion ........        12,644             --
Accrued legal settlement.....................................       750,000
                                                                -----------    -----------
    TOTAL LONG-TERM LIABILITIES .............................       762,644             --


                                                                -----------    -----------

                                                                  1,250,236        644,999
                                                                -----------    -----------
STOCKHOLDERS' EQUITY:
Preferred stock - $0.0001 par value; authorized
    10,000,000 shares; issued and outstanding, none .........            --             --
Common stock - $0.0001 par value; authorized
    30,000,000 shares; issued and outstanding, 10,328,613 ...         1,033          1,033
Additional paid-in capital ..................................     8,093,656      8,093,656
Deferred compensation .......................................      (153,575)      (183,777)
Accumulated deficit .........................................    (8,466,471)    (6,172,793)
                                                                -----------    -----------

   TOTAL STOCKHOLDERS' EQUITY ...............................      (525,357)     1,738,119
                                                                -----------    -----------
                                                                $   724,879    $ 2,383,118
                                                                ===========    ===========

           See notes to the unaudited condensed financial statements.




                                        VASO ACTIVE PHARMACEUTICALS, INC.
                                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                     THREE-MONTH PERIOD ENDED JUNE 30,    SIX-MONTH PERIOD ENDED JUNE 30,
                                                       ----------------------------        ----------------------------
                                                           2005           2004                 2005             2004
                                                       ------------    ------------        ------------    ------------

Net revenues .......................................   $     11,199    $        862        $     15,796    $      8,009
 Cost of revenues ..................................         13,467          39,853              19,715          45,628
                                                       ------------    ------------        ------------    ------------
      GROSS PROFIT .................................         (2,268)        (38,991)             (3,919)        (37,619)
                                                       ------------    ------------        ------------    ------------

Costs and expenses:
     Marketing, advertising and promotion ..........         31,933          10,595             201,736          76,849
     Selling, general and administrative ...........        458,805       1,050,874           1,142,346       2,588,867
     Research and development ......................         87,407          47,299             177,437         142,466
     Legal settlement ..............................        750,000              --             750,000              --
     Stock based compensation ......................         15,101          15,101              30,202         124,134
                                                       ------------    ------------        ------------    ------------

       Loss from operations ........................     (1,345,514)     (1,162,860)         (2,305,640)     (2,969,935)

Other income (expense), net ........................          4,624          18,895              11,960          22,381
                                                       ------------    ------------        ------------    ------------

NET LOSS ...........................................   $ (1,340,890)   $ (1,143,965)       $ (2,293,678)   $ (2,947,554)
                                                       ============    ============        ============    ============

Net loss per share - basic and diluted (Note 2) ....   $      (0.13)   $      (0.11)       $      (0.22)   $      (0.29)
                                                       ============    ============        ============    ============

Weighted average shares outstanding - basic and
diluted (Note 2) ...................................     10,328,613      10,328,613          10,286,077      10,264,570
                                                       ============    ============        ============    ============

                           See notes to the unaudited condensed financial statements.




                                VASO ACTIVE PHARMACEUTICALS, INC.
                          UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                                              SIX-MONTH PERIOD ENDED JUNE 30,
                                                                               --------------------------
                                                                                  2005            2004
                                                                               -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss ..................................................................   $(2,293,678)   $(2,947,554)
 Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization ........................................         5,643            522
      Stock-based compensation (Note 4) ....................................        30,202        124,134
       Inventory write-off .................................................        10,632         38,871
      Accrued legal settlement..............................................       750,000        200,000
      Increase (decrease) in cash from change in:
         Accounts receivable ...............................................          (380)         1,048
         Inventory .........................................................         1,697        (49,197)
         Prepaid expenses ..................................................       (14,487)        24,265
         Accounts payable ..................................................      (116,285)       174,025
         Accrued compensation ..............................................        (6,335)      (236,813)
         Other accrued expenses ............................................       (47,029)        66,098
                                                                               -----------    -----------
               Net cash used in operating activities .......................    (1,680,020)      (151,117)
                                                                               -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment .........................................       (14,064)        (5,222)
                                                                               -----------    -----------
               Net cash used in investing activities .......................       (14,064)        (5,222)
                                                                               -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of Class A common stock .........................................            --        450,000
  Issuance of convertible notes ............................................            --      7,500,000
  Repayment of convertible notes ...........................................            --     (7,500,000)
  Obligations under capital leases .........................................          (187)            --
  Due to/from parent company ...............................................         9,739        (56,993)
                                                                               -----------    -----------
               Net cash provided by financing activities ...................         9,552        393,007
                                                                               -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .......................    (1,684,532)    (2,216,816)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .............................     2,175,388      6,109,775
                                                                               -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD ...................................   $   490,856    $ 3,892,959
                                                                               ===========    ===========

 SUPPLEMENTAL DISCLOSURES:
   Interest paid ...........................................................   $        --    $        --
   Income taxes paid .......................................................            --             --

NONCASH DISCLOSURES:
   Issuance of capital leases and acquired equipment .......................   $    15,335    $        --


                See notes to the unaudited condensed financial statements.

                                               5

                        VASO ACTIVE PHARMACEUTICALS, INC.

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.   NATURE OF BUSINESS AND BASIS OF PRESENTATION

         THE COMPANY

         Vaso Active Pharmaceuticals, Inc. (the "Company") is an early-stage company focused on commercializing; marketing and selling over-the-counter ("OTC") pharmaceutical products that incorporate a patented vaso active lipid encapsulated ("VALE") technology and a proprietary PENtoCORE technology. The Company is engaged in a single operating segment of the OTC pharmaceutical industry.

         The Company licenses the VALE patents and PENtoCORE technology from BioChemics, Inc. ("BioChemics"), a privately owned biopharmaceutical company. The Company issued 4,500,000 shares of its Class B common stock to BioChemics in consideration for the exclusive worldwide rights to commercialize market and sell the VALE technology for OTC pharmaceutical products. These shares were issued pursuant to authorization from the Company's Board of Directors on June 20, 2003.

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

         PRIVATE LITIGATION

         In April, May, and June 2004, the Company and certain of its officers (the "Defendants") were sued in several securities class action lawsuits filed in the United States District Court for the District of Massachusetts. The complaints, sought equitable and monetary relief, an unspecified amount of damages, with interest, attorneys' fees and costs, allegedly were filed on behalf of purchasers of the Company's Class A common stock during the period December 11, 2003 to March 31, 2004. The complaints alleged that during the period in question the Defendants violated the federal securities laws by allegedly failing to make accurate and complete disclosures concerning the Company, its financial condition, its business operations and future prospects, the clinical trial and endorsement of the Company's Termin8 anti-fungal product and the institutional demand for the Company's securities. The majority of these complaints were consolidated in the United States District Court for the District of Massachusetts, under the caption IN RE VASO ACTIVE PHARMACEUTICALS SECURITIES LITIGATION, Civ. No. 04-10708 (RCL), (the "Consolidated Action").

         On June 1, 2005, the Company entered into a Memorandum of Understanding Concerning Settlement Terms ("MOU") to settle the consolidated securities class action lawsuit. Under the terms of the MOU, the lead plaintiffs and the settling defendants agree that the final stipulation will contain a disclaimer of liability consistent with the MOU. Subject to the terms and conditions set forth in the MOU, settling defendants will pay into escrow for the benefit of the class $1,100,000 in cash and $750,000 face amount of 2-year 5% subordinated callable notes convertible at $1.75 per share within 10 business days of preliminary approval of the settlement by the court. In consideration of this payment, the parties will fully and finally release and discharge all claims against each other. The settlement still needs court approval. The Company's insurance carrier has agreed to pay the $1,100,000 cash payment in exchange for a release of its liability under its insurance policy with the Company. The Company recorded a charge of $750,000 during the three-month period ended June 30, 2005 in connection with this settlement, the corresponding liability has been recorded as accrued legal settlement on the balance sheet. The Company intends to record the 2-year 5% subordinated callable notes when it receives a final settlement by the court.

         The Company has also been named as a nominal defendant in three shareholder derivative actions. The first action was filed in the United States District Court for the District of Massachusetts in April 2004 against the Company's directors and certain of its officers and against BioChemics, Inc. styled JOSEPH ROSENKRANTZ V. BIOCHEMICS, INC., ET AL., Civ. No. 04-10792 (RCL) (D. Mass.); the second - filed in June 2004, also against the Company's directors and certain of its officers and against BioChemics, Inc. styled WILLIAM POMEROY V. BIOCHEMICS INC., ET AL., Civ. No. 04-11399 (RCL) (D. Mass.); and the third - in the Court of Chancery for the State of Delaware in September 2004 against its directors and certain of its officers entitled DOUGLAS WEYMOUTH
V. VASOACTIVE ET AL., Civ. No. 682-N (collectively, the "Complaints"). The Complaints allege, among other things, that the alleged conduct challenged in the securities cases pending against the Company in Massachusetts (described above) constitutes a breach of the Defendants' fiduciary duties to the Company. The Complaints seek equitable and monetary relief, an unspecified amount of damages, and attorneys and other fees, costs and expenses, ostensibly on behalf of the Company. On October 29, 2004, the Massachusetts Court approved a joint motion to consolidate the two Massachusetts derivative actions. The Delaware court has approved the parties' stipulated stay of all proceedings in the Delaware derivative action, at least until the resolution of the motion to dismiss the consolidated securities fraud litigation. Although the Company intends to vigorously defend against the Complaints, there can be no guarantee as to the ultimate outcome of these matters. There is also no guarantee that these will be the only lawsuits brought against the Company with respect to these matters. In addition, if a substantial amount is payable by the Company with respect to the Complaints and is not reimbursed through its director and officer insurance policy, this will have a material adverse effect on the Company's financial position and liquidity.

         For the six-month periods ended June 30, 2005 and 2004, the Company recorded approximately $816,300 and $719,000, respectively, in expenses to defend itself in the SEC and private litigation matters discussed above, including legal, accounting and other consulting fees. The June 30, 2005 amounts include the $750,000 charge in connection with the Company's settlement with the consolidated securities class action lawsuit.

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

         In connection with this transaction, the Company paid approximately $600,000 in financing fees, legal, accounting and other various fees to third parties. These fees were not refunded when the Company repaid the investor. These fees were recorded as an expense during three-month period ended March 31, 2004.

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

         For the three-month and six-month periods ended June 30, 2005 and 2004, the effect of stock options and other potentially dilutive shares were excluded from the calculation of diluted net loss per common share as their inclusion would have been antidilutive.

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

4.   STOCK-BASED COMPENSATION

         The Company accounts for stock-based employee compensation arrangements using the intrinsic value method in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under the intrinsic value method, compensation associated with stock awards to employees and non-employee directors is determined as the excess, if any, of the current fair value of the underlying common stock on the date compensation is measured over the price an employee or director must pay to exercise the award. The Company accounts for stock options and awards to non-employees using the fair value method.

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

                                                                              THREE-MONTH      THREE-MONTH
                                                                                 PERIOD          PERIOD
                                                                                 ENDED           ENDED
                                                                             JUNE 30, 2005   JUNE 30, 2004
                                                                              ------------    ------------

Net loss, as reported .....................................................   $ (1,340,890)   $ (1,143,965)
Add: stock-based compensation included in the determination of net loss ...         15,101          15,101
Less: stock-based compensation had all options been recorded at fair
   value ..................................................................       (103,544)       (121,129)
                                                                              ------------    ------------
Adjusted net loss .........................................................   $ (1,429,333)   $ (1,249,993)
                                                                              ============    ============

Weighted average shares outstanding, basic and diluted ....................     10,328,613      10,328,613
Net loss per share, basic and diluted, as reported ........................   $      (0.13)   $      (0.11)
Adjusted net loss per share, basic and diluted ............................   $      (0.14)   $      (0.12)

                                                                               SIX-MONTH        SIX-MONTH
                                                                                 PERIOD          PERIOD
                                                                                 ENDED           ENDED
                                                                             JUNE 30, 2005   JUNE 30, 2004
                                                                              ------------    ------------

Net loss, as reported .....................................................   $ (2,293,678)   $ (2,947,554)
Add: stock-based compensation included in the determination of net loss ...         30,202         124,134
Less: stock-based compensation had all options been recorded at fair
   value ..................................................................       (215,502)       (623,043)
                                                                              ------------    ------------
Adjusted net loss .........................................................   $ (2,478,978)   $ (3,455,463)
                                                                              ============    ============

Weighted average shares outstanding, basic and diluted ....................     10,328,613      10,264,570
Net loss per share, basic and diluted, as reported ........................   $      (0.22)   $      (0.29)
Adjusted net loss per share, basic and diluted ............................   $      (0.24)   $      (0.34)


         In December 2004, the Financial Accounting Standards Board, or FASB, issued a revision to SFAS No. 123R, "Share-Based Payment," requiring companies to recognize as compensation expense the fair value of stock options and other equity-based compensation issued to employees. This revised statement eliminates the intrinsic value method provided under APB No. 25, which is the method the Company currently uses to value stock options awarded to its employees. This revised standard is effective as of the beginning of the first annual reporting period beginning after December 15, 2005 and is expected to have a material impact on the Company's results of operations. The Company is evaluating the two methods of adoption allowed by SFAS 123R; the modified-prospective transition method and the modified-retrospective transition method.

5.   SUBSEQUENT EVENT

On August 16, 2005, the Company sold $2,500,000 in aggregate principal amount of Senior Secured Convertible Notes due May 1, 2007, (the "Notes") to independent institutional investors. The Notes are convertible at any time into shares of the Company's Class A common stock at a price of $0.70 per share (subject to adjustment under certain circumstances). The investors also received five-year warrants ("Warrants") to purchase a total of 1,298,701 shares of the Company's Class A common stock at an exercise price of $0.77 per share. In addition, the investors received rights ("Rights") to purchase up to $1,875,000 in aggregate principal amount of additional Notes at any time through the maturity date of the Notes, together with additional Warrants to purchase a total of 974,026 shares of Class A common stock. The additional Notes are convertible and the additional Warrants are exercisable at the same respective prices per share as the Notes and Warrants which the Company issued today.

         The Notes bear interest at the six month LIBOR plus 6.0%, with a floor of 10.0% and a ceiling of 12.0%. Interest is payable quarterly in either cash or registered Class A Common Stock at the Company's option. As part of the agreement, the Company has placed $437,000 into escrow for the purpose of funding substantially all of the interest payments due under the Notes.

The fair value of the detachable warrants will be calculated using the Black-Scholes valuation model and will be recorded as a discount on the Senior Notes and accreted over the expected life of the warrants as interest expense.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

         This Quarterly Report on Form 10-QSB contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Exchange Act of 1934, as amended, that are based on management's exercise of business judgment as well as assumptions made by, and information currently available to management. When used in this document, the words "may," "will," "anticipate," "believe," "estimate," "intend," and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties as noted below. Should one or more of these risks and uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. We undertake no obligation and do not intend to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events after the date hereof or to reflect the occurrence of any unanticipated events. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize.

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

         At June 30, 2005, the most predominant adverse factor affecting the Company continued to be its level of working capital. At June 30, 2005 the Company had working capital of approximately $176,000. On August 16, 2005, the Company obtained and closed on additional financing through the issuance of Senior Secured Convertible Notes (the "Notes") in the aggregate principal amount of $2,500,000. In addition, the investors received rights (Rights) to purchase up to $1,875,000 in aggregate principal amount of additional Notes at any time through the maturity of the Notes.. At August 19, 2005, the Company had working capital of approximately $1,600,000. The Notes contain an additional investment right (the "AIR) feature. See further discussion of this issue in the "LIQUIDITY AND CAPITAL RESOURCES" sections of the Management's Discussion and Analysis. Based on our current plans and assumptions relating to our operations, we believe that the additional working capital from the AIR, if exercised in full, to satisfy our cash requirements through December 31, 2006. There can be no assurance that the AIR will be exercised. If none of the AIR is exercised, we expect, based on our current plans and assumptions relating to our operations, that our working capital at August 19, 2005 will satisfy our cash requirements through May 31, 2006.

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

         o our ability to repay our indebtedness, including repayment of our senior secured notes issued recently.

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

OVERVIEW, KEY BUSINESS CHALLENGES AND RISKS

         Vaso Active Pharmaceuticals, Inc. is an early stage company, headquartered in Danvers, Massachusetts, which focuses on commercializing, marketing and selling over-the-counter pharmaceutical products that incorporate a patented vaso active lipid encapsulated ("VALE") technology and a proprietary PENtoCORE technology.

         The unique VALE technology is a patchless, lipid-based delivery system which the Company is formulating into various applications which the Company hopes to market in the future, subject to receipt of appropriate FDA approvals. The technology uses an active process, incorporating chemical vasodilators, to deliver drugs through the skin and into the bloodstream.

         The PENtoCORE technology is a topical formulation, in contrast to the VALE transdermal technology. The Company is currently marketing three products that incorporate the proprietary PENtoCORE technology; the Company has one additional product candidate currently undergoing package design and branding and multiple additional product candidates at various stages of formulation and development.

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

         Our general business strategy was adversely affected by regulatory and private securities actions taken against us and our management beginning in April 2004. At the same time, we suspended the marketing and sale of our products until we were reasonably sure that our product marketing was consistent with the FDA's requirements and policies. As a result of our voluntary delisting and continuation of delisting of our securities from the Nasdaq, the action taken by the SEC against us, the issues raised by the FDA regarding the regulatory status of our products, and the significant decline in the market value of our securities subsequent to these matters, several shareholder actions were filed against Vaso Active and its officers and directors.

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

         On June 1, 2005, Vaso Active entered into a Memorandum of Understanding Concerning Settlement Terms ("MOU") to settle the consolidated securities class action lawsuit styled In Re VASO ACTIVE PHARMACEUTICALS SECURITIES LITIGATION, Master Docket No. 04-10708-RCL (D. Mass). Under the terms of the MOU, the lead plaintiffs and the settling defendants agree that the final stipulation will contain a disclaimer of liability consistent with the MOU. Subject to the terms and conditions set forth in the MOU, settling defendants will pay into escrow for the benefit of the class $1,100,000 in cash and $750,000 face amount of 2-year 5% subordinated callable notes convertible at $1.75 per share within 10 business days of preliminary approval of the settlement by the court. In consideration of this payment, the parties will fully and finally release and discharge all claims against each other. The settlement still needs court approval. Our insurance carrier has agreed to pay the $1,100,000 cash payment in exchange for a release of its liability under its insurance policy with us. We recorded a charge of $750,000 during the three-month period ended June 30, 2005 in connection with this settlement. We intend to record the 2-year 5% subordinated callable notes when we receive a final settlement by the court.

         The above settlement does not cover the three derivative shareholder actions filed against Vaso Active's directors, certain officers and against BioChemics. You should refer to "Legal Proceedings" and "Risk Factors" for additional discussions surrounding these events.

         Many of our resources, including our cash and management time, have been diverted from our business strategy addressing these legal matters. We have incurred significant costs in defending ourselves. We have primarily used the cash we raised in our December 2003 initial public offering to pay for these costs. In addition, in April 2004, we repaid all of the approximately $7.5 million in cash we raised in the private placement during March 2004. We had initially intended to use the December 2003 and March 2004 offering proceeds to further our working capital and expand our business and marketing plans.

         The success of our marketing and sales activities will be dependent, among other things, on our ability to retain and attract qualified marketing and sales personnel, enter into qualified strategic partnerships, and place our products into the market, the consumer perception of our products and the securing of additional financing. Although we believe that our products, supported by sufficient advertising, will earn retailers acceptance, there be no assurance that this will happen, or if it does, that it will continue.

         Our independent auditors stated in their "Report of Independent Registered Public Accounting Firm" on our financial statements as of and for the years ended December 31, 2004, 2003 and 2002 that we may be unable to continue as a going concern. On August 16, 2005, we netted approximately $1,700,000 from the sale of Notes. See "LIQUIDITY AND CAPITAL
RESOURCES" section of Management Discussion and Analysis for further discussion of the sale of the Notes. We believe that we can resume the commercializing, marketing and selling of our current products and continue the development of our current product candidates through May 31, 2006 with the net proceeds from this financing. Although we believe the proceeds of this financing will sustain our current operations through May 31, 2006, we believe that we will require additional capital financing to adequately fund our operations in the near future. We can provide no assurances that such capital financing will be available to us or that, if available, will be at commercially reasonable terms.

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

         REDUCTION OF ROUTE-OF-ADMINISTRATION RELATED SIDE EFFECTS. Because hey are absorbed through the stomach, some orally administered medicines can cause significant gastrointestinal side effects, sometimes leading to discontinuation of the medication. There also may be side effects associated with the delivery of some drugs through the nasal lining, the lungs, and the skin using traditional methods. The goal of the VALE transdermal delivery system is to provide effective therapy while minimizing side effects.

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

THE PENTOCORE TECHNOLOGY

         The PENtoCORE technology is a topical formulation, as opposed to the VALE transdermal technology. Although the PENtoCORE technology does not achieve its effect by delivering the drug through the skin and into the bloodstream, we believe that this technology may enable the formulation of topical products that are pleasant to use because they do not have the odor, greasy feel or residue often associated with other topically-applied drug products. In addition, it may be possible to use the PENtoCORE technology with certain active ingredients to develop topical formulations that may facilitate a longer-lasting effect.

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

         o A-R Extreme - an OTC external analgesic designed to provide temporary relief from the muscle and joint pain associated with athletic activity; and

         o Termin8 - an OTC antifungal lotion designed to effectively treat athlete's foot.

         We license the Osteon and PENtoCORE trademarks under our amended license agreement with BioChemics. We market each of our three current principal products under the OTC Review Program. You should refer to the discussions in "Government Regulation" in our 2004 Annual Report on Form 10-KSB filed with the SEC on March 31, 2005 for more detailed information surrounding impact FDA regulations have on our business.

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

         Each of our OTC product candidates are subject to FDA regulations. With regard to these product candidates, in instances where the active ingredient (e.g., ibuprofen), dosage form (e.g., VALE transdermal technology), strength, route of administration, directions for use or indication (e.g., toenail fungus) of the product candidate is not covered by the OTC Review Program or where the inactive ingredients used in the product candidate are not recognized as safe and suitable for their intended OTC use, we cannot market the product candidate without obtaining pre-market approval in the form of an approved new drug application, or NDA or an abbreviated new drug application, or ANDA. Conversely, where we believe the active ingredient, dosage form, strength, route of administration, directions for use, and indication of the product candidate are covered by the OTC Review Program and the inactive ingredients used in the product candidate are safe and suitable for their intended OTC use, the product candidate could be marketed without obtaining NDA or ANDA clearance, provided it conforms to the applicable OTC Monograph and is not otherwise adulterated or misbranded. You should refer to the discussions in "Product Candidates" in our 2004 Annual Report on Form 10-KSB filed with the SEC on March 31, 2005 for more detailed information surrounding impact FDA regulations have on our product candidates.

          We have finalized a formulation of our acne treatment utilizing our PENtoCORE topical technology. We intend to market the acne treatment under the label RepiDerm(R). The product would contain 10% benzoyl peroxide, or BPO, as an active ingredient. You should refer to the discussions in "Product Candidates" in our 2004 Annual Report on Form 10-KSB filed with the SEC on March 31, 2005 for more detailed information surrounding the FDA's concerns surrounding the safety of BPO and the related impact these concerns have on the future marketing and sale of RepiDerm.

COMPETITION

         We are engaged in a rapidly evolving field. We compete primarily with established pharmaceutical companies like Pfizer, Bristol-Myers Squibb Schering-Plough, and Alza, and emerging biotechnology companies like Cygnus and Elan, as well as research and academic institutions, among others. Competition is intense and expected to increase.

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

DISTRIBUTION

         Recent regulatory events and securities claims brought against us and our management has placed strains on our management and capital resources. As a result of the cessation of the marketing and sale of our products in early 2004 and changes in the timing for the retail rollout of our products, we do not anticipate using any of our 2003 initial public offering proceeds to fund our advertising, direct mail programs and related promotional activities. You should refer to the discussions under the caption "Legal Proceedings" for further discussion on our cessation of marketing and sales activities.

         NEW DEVELOPMENTS - IN early 2004, we suspended the marketing and sale of our products until we were reasonably sure that our product marketing was consistent with the FDA's requirements and policies. In May 2004, together with outside FDA counsel, we revised our product labels and in September 2004 began shipping our products on a limited basis. Although these products are now on the market, we have not made significant shipments to date.

         We intend to begin distribution our current products into major retail and drug store chains, select independent pharmacies and nontraditional channels, including multilevel marketing, direct marketing, web-sites and catalogues.

         On July 20, 2005 the Company entered into an exclusive brokerage agreement with Ferolie Corporation d/b/a Eastern Sales & Marketing (ESM), of Montvale, New Jersey to sell all of Vaso Active's products across all classes of retail trade in the Continental United States. In addition, under the agreement, ESM will be Vaso Active's non-exclusive agent to identify prospective licensees of its trademarks and trade names. ESM is a full-service sales, marketing and merchandising agency that provides comprehensive services for consumer packaged goods manufacturers in various product categories, including food, drug, specialty and private label. The agreement is effective August 1, 2005 for an initial period of one year. Excluded from the agreement are direct response sales, medical and professional sales, and internet sales.

         We expect to begin shipping through ESM channels before the end of 2005. The actual timing of beginning shipments may be delayed because package design might be changed for our existing products. In addition the timing for new products to be introduced into retail is dictated by the planning schedule of the individual chains.

         Early in 2005 we launched a nationwide direct-to-consumer marketing campaign for Osteon that consisted of two versions of sixty second television commercials. Due to lack of working capital we suspended purchasing television commercials. We expect to resume running television commercials in September. In August we entered into a pay-per-unit of sale arrangement to purchase television commercials. We are negotiating additional pay-per-unit of sale arrangements. These arrangements are designed to run our commercials in remnant, or unsold, television commercial space. The Company pays a predetermined amount per unit of Osteon sold. In addition we plan to use portions of the proceeds raised from our August 16, 2005 sale Notes to purchase additional television commercial space to augment the pay-per-unit of sale program.

         During 2004, we executed a strategic alliance with Ortho Distribution Inc. or ODI. In January 2005 ODI's parent company was purchased by an unrelated third-party. ODI Management, under the new ownership, has not pursued the alliance as strongly as prior management. We are no longer in negotiations with management. To date we have not made any sales under this relationship and we do not expect future sales, if any, to be significant. Product previously manufactured and labeled by the Company for ODI has been written off in the previous quarter.

          Under our strategic alliance with M2G Media we have been in discussions with respect to launching our acne product, RepiDerm. These discussions have not led to an agreement and we presently do not expect any significant sales of our acne product RepiDerm through M2G Media.

TRANSACTIONS WITH BIOCHEMICS

         In February 2003, BioChemics granted us an exclusive, irrevocable, worldwide license to use and practice the VALE patents and PENtoCORE technology in order to commercialize, market and sell OTC pharmaceutical products. The license agreement with Biochemics is limited to OTC products each costing less than $1,000,000 to develop. We expect that our OTC topical analgesic utilizing ibuprofen product candidate will cost more than $1,000,000 to develop. Based on informal discussions with Biochemics, we expect to amend our licensing agreement to include OTC ibuprofen regardless of its development cost.

         We have an agreement with BioChemics whereby BioChemics provides to us, at our request, administrative support including secretarial support, accounting and tax services, data processing services, utilities, designated warehouse, office and storage space, office supplies, telephone and computer services and equipment and such other office and corporate support services we may reasonably require from time to time. Our administrative services agreement with BioChemics is set to expire in September 2008 with automatic 12-month renewal terms provided the agreement is not terminated in accordance with its terms and conditions.

         We have an agreement with BioChemics whereby BioChemics manufactures and develops our current products and product candidates. We do not currently, nor do we intend to, engage in the manufacturing of, nor conduct any research and development with respect to, any of our products or product candidates. We are in the business of commercialization, marketing and selling OTC pharmaceutical products that incorporate topical and transdermal formulation platforms. Our manufacturing and development agreement with BioChemics is set to expire in August 2008 with automatic 12-month renewal terms provided the agreement is not terminated in accordance with its terms and conditions.

         Under both agreements, BioChemics charges us fees at a rate of cost plus 10%. We believe that the fees charged to us by BioChemics are on terms as favorable as those available from non-affiliated parties. During the six-month periods ended June 30, 2005 and 2004, BioChemics charged us approximately $23,000 and $16,300, respectively, for administrative support services. During the six-month period ended June 30, 2005 and 2004, BioChemics charged us approximately $177,500 and $142,500, respectively, for manufacturing and development. The majority of those costs related to the formulation of an analgesic utilizing the active ingredient ibuprofen.

OUTLOOK FOR REMAINDER OF 2005

         During 2005, the Company plans to:

         o Expand distribution through retail channels under our brokerage agreement with ESM;
         o Continue the direct-to-consumer television campaign of our topical analgesic marketed under the label Osteon;
         o Complete package design and branding for our acne product, RepiDerm;
         o    Increase staffing, including outbound telemarketers

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

         Our strategy for AR-Extreme and Termin8 is to achieve market penetration through wholesale distribution to chain pharmacies, chiropractors, podiatrists, dermatologists, wellness and fitness centers. We are in the very early stages of this launch. We plan to use a portion of the net proceeds from the sale of the Notes to support the retail rollout of our products through ESM chanels.

         Our targeted September rollout of Repiderm has been delayed due to working capital constraints. We plan to use a portion of the net proceeds from the sale of the Notes to complete package design and branding for Repiderm. We previously intended to launch RepiDerm by the end of the third quarter of 2005. Our new target launch date for RepiDerm is the first quarter of 2006. We plan to package and market this product under several labels. One label will be targeted to the teenage and young adult markets and another label will target older adults. This product is formulated to treat acne based upon regular usage and we expect to realize a re-order stream with our future customers. We may market this product as direct to consumer, retail, or both.

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

         REVENUE RECOGNITION - We recognize revenue from product sales in accordance with generally accepted accounting principles in the United States, including the guidance in Staff Accounting Bulletin, or SAB, No. 104, "Revenue Recognition," which superceded SAB No. 101, "Revenue Recognition in Financial Statements," and Statement of Financial Accounting Standards, or SFAS, No. 48, "Revenue Recognition When Right of Return Exists."

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

         STOCK-BASED COMPENSATION - As part of our compensation programs offered to our employees, we grant stock options. We grant stock options to employees based on the fair value of the Class A common stock at the grant date. As allowed under SFAS No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," we have adopted the disclosure-only requirements of these accounting standards. Accordingly, we do not recognize stock-based compensation expense for stock options granted to employees at their fair value. The fair value of options granted to non-employees is expensed in accordance with SFAS 123 using the Black-Scholes option-pricing model. See Note 4 to our condensed financial statements for the impact on earnings had we fully adopted SFAS 123.

         In December 2004, the FASB issued a revision to SFAS No. 123, "Share-Based Payment," requiring companies to recognize as compensation expense the fair value of stock options and other equity-based compensation issued to employees. This revised statement eliminates the intrinsic value method provided under Accounting Principles Board, or APB, No. 25, "Accounting for Stock Issued to Employees," which is the method we currently use to value stock options awarded to our employees. This revised standard is effective as of the beginning of the first annual reporting period beginning after December 15, 2005 and is expected to have a material impact on our results of operations. We are currently evaluating the two methods of adoption allowed by this revised standard; the modified-prospective transition method and the modified-retrospective transition method.

THREE MONTHS ENDED JUNE 30, 2005 AND 2004

          NET REVENUES - On April 8, 2004, we suspended the marketing and sale of our products until we were reasonably sure that our product marketing was consistent with the FDA's requirements and policies and that all outstanding matters had been addressed to the satisfaction of the SEC. See discussion under "Overview, Key Business Challenges and Risks." In May 2004, together with outside FDA counsel, we revised our product labels and in September 2004 began shipping our products on a limited basis. Although these products are now on the market, we have not made significant shipments to date. Net revenues increased $10,337 to $11,199 for the three month period ended June 30, 2005 as compared to $862 in the prior comparable period. However, as a result of the limited revenues during these periods, we believe net revenue comparisons are not meaningful.

         COST OF SALES - Cost of sales decreased $26,386 to $13,467 during the three month period ended June 30, 2005 from $39,853 in the comparable period in 2004. In general, our cost of sales is variable to our net revenues. However, certain manufacturing events such as inventory adjustments may distort our cost of sales, and therefore our gross profit, during any particular period. The $26,386 decrease in cost of sales was due primarily to a one-time charge of approximately $39,000 we incurred during the three month period ended June 30, 2004. During this period in 2004, we revised our product labels, which required us to write-off approximately $39,000 in inventory. .

         GROSS PROFIT - Gross profit as a percentage of net revenues for both the three month period ended June 30, 2005 and June 30, 2004 are negative as a direct result of the matters discussed under the Cost of Sales discussion above. We do not believe that any comparison between periods is meaningful in our current stage of development.

         MARKETING, ADVERTISING AND PROMOTION - Marketing, advertising and promotion expenses increased by $21,338 to $31,933 for the three-month period ended June 30, 2005 from $10,595 during the three-month period ended June 30, 2004. This increase was primarily due to costs associated with our launch of a series of 60 and 120 second television commercials for the Osteon product. Due to our lack of adequate working capital, we have temporarily suspended future commercial advertisements. We intend to resume broadcasting these television commercials when we receive the net proceeds from our August 2005 Senior Note financing transaction. You should refer to the discussion under "Outlook For Remainder of 2005."

         SELLING, GENERAL AND ADMINISTRATIVE - Selling, general and administrative expenses decreased by $592,069 to $458,805 during the three-month period ended June 30, 2005 as compared to $1,050,874 in the comparable period in 2004. In the comparable prior year period, we incurred significant non-recurring expenses, including financing fees, legal, accounting and other expenses in connection with the private placement of convertible notes in early 2004 and the subsequent unwinding of that transaction. We also incurred the following expenses in that prior year period, legal and other professional services to amend a previously filed annual report, represent ourselves to the SEC and FDA and defend ourselves in the shareholder class action and derivative law suits. You should refer to the discussions under "Overview, Key Business Challenges and Risks." We incurred approximately $19,500 in legal fees and $45,500 in business, financial and other professional services during the three month period ended June 30, 2005, as compared to approximately $519,000 in legal fees and $142,000 in business, financial and other professional services in the three-month period ended June 30, 2004. These two changes accounted for the majority of the decrease in selling, general and administrative expenses.

         During the three months ended June 30, 2005, other selling, general and administrative expenses we incurred were $193,000 in salaries, wages and related personnel costs; approximately $51,200 for various insurance premiums typical of a public company; approximately $42,000 for board of director compensation, approximately $11,500 in management fees from BioChemics, approximately $12,200 in registered accountant fees, and approximately $10,900 in rent expense. The remaining selling, general and administrative expenses pertained to our general operations.

         RESEARCH AND DEVELOPMENT - Research and development expenses increased by $40,108 to $87,407 for the three-month period ended June 30, 2005 as compared to $47,299 in the comparable prior period. Beginning in January 2004, we engaged Biochemics to provide services pursuant to a February 2003 manufacturing and development agreement. These services related to the formulation of an analgesic utilizing the active ingredient ibuprofen. Expenses in this area have increased as a direct result of utilizing more of Biochemics' research and development resources during the three month period ended June 30, 2005.

         STOCK BASED COMPENSATION - We are required to record stock-based compensation when we grant options to purchase our common stock to non-employees in accordance with SFAS 123. The value of these options is calculated using the Black-Scholes option-pricing model. Stock based compensation for both the three-month period ended June 30, 2005 and June 30, 2004 was $15,101 and since no grants were made to non-employees during these periods, the amount recorded was attributable to the normal amortization of fair value of these awards into expense over the vesting period of the awards.

         LEGAL SETTLEMENT - On June 1, 2005, we entered into an MOU to settle the consolidated securities class action lawsuit. We recorded a charge of $750,000 during the three-month period ended June 30, 2005 in connection with this settlement. See discussion under "Overview, Key Business Challenges and Risks."

SIX MONTHS ENDED JUNE 30, 2005 AND 2004

         NET REVENUES - Net revenues increased $7,787 to $15,796 for the six month period ended June 30, 2005 as compared to $8,009 in the prior comparable period. However, as a result of the limited revenues during these periods, we believe net revenue comparisons are not meaningful.

         COST OF SALES - Cost of Sales decreased $25,913 to $19,715 during the six month period ended June 30, 2005 from $45,628 in the comparable prior period. In general, our cost of sales is variable to our net revenues. This decrease was due primarily to one-time charges we incurred in 2004 of $39,000 related to the write-off of unrecoverable inventory.

         GROSS PROFIT - Gross profit as a percentage of net revenues for both the six month period ended June 30, 2005 and June 30, 2004 are negative as a direct result of the matters discussed under the Cost of Sales discussion above related to the expiration of products and submission of new labels to the FDA. We do not believe that any comparison between periods is meaningful in our current stage of development.

         MARKETING, ADVERTISING AND PROMOTION - Marketing, advertising and promotion expenses increased $124,887, or approximately 163%, to $201,736 for the six-month period ended June 30, 2005 from $76,849 for the six-month period ended June 30, 2004. This increase was primarily attributable to $103,775 in costs we incurred in connection with our launch of a series of 60 and 120 second television commercials for the Osteon product throughout the United States.

         Costs for marketing, advertising and promotion were significantly less in 2004 as we committed on April 8, 2004 not to market or sell our products until all outstanding matters have been addressed to the satisfaction of the SEC and until we were reasonably sure that the marketing and sale of our products was consistent with the FDA's requirements and policies. See discussion under "Overview, Key Business Challenges and Risks"

         SELLING, GENERAL AND ADMINISTRATIVE - Selling, general and administrative expenses decreased by $1,446,521 to $1,142,346 during the six-month period ended June 30, 2005 as compared to $2,588,867 in the comparable period in 2004. In the comparable prior year period, we incurred significant legal and other professional services to amend a previously filed annual report, represent ourselves to the SEC and FDA and defend ourselves in the shareholder class action and derivative law suits. See discussion under "Overview, Key Business Challenges and Risks." We incurred approximately $145,296 in total combined legal fees and $134,670 in business, financial and other professional services during the six month period ended June 30, 2005, as compared to approximately $889,000 in total combined legal fees, $286,000 in business, financial and other professional services and $615,000 in professional and settlement fees we incurred in connection with our March 16, 2004 Private Investment in Public Entity transaction during the six-month period ended June 30, 2004. These differences accounted for the majority of the decrease in selling, general and administrative expenses.

         During the six-months ended June 30, 2005, other selling, general and administrative expenses we incurred were $396,320 in salaries, wages and related personnel costs; approximately $118,450 for various insurance premiums typical of a public company; approximately $108,000 for board of director compensation, approximately $23,000 in management fees from BioChemics, approximately $62,200 in registered accountant fees, approximately $30,000 in computer consulting services, approximately $36,125 in travel and entertainment and approximately $21,900 in rent expense. The remaining selling, general and administrative expenses pertained to our general operations.

         RESEARCH AND DEVELOPMENT - Research and development expenses increased by $34,971 to $177,437 for the six-month period ended June 30, 2005 as compared to $142,466 in the comparable prior period. Beginning in January 2004, we engaged Biochemics to provide services pursuant to a February 2003 manufacturing and development agreement. These services related to the formulation of an analgesic utilizing the active ingredient ibuprofen. Expenses in this area have increased as a direct result of utilizing more of Biochemics' research and development resources during the six month period ended June 30, 2005.

          STOCK BASED COMPENSATION - We are required to record stock-based compensation when we grant options or warrants to purchase our common stock to non-employees in accordance with SFAS 123. The value of these options and warrants is calculated using the Black-Scholes valuation model. Stock based compensation for the six-month period ended June 30, 2004 included the award of a warrant to purchase 225,000 shares of common stock. As this warrant was completely vested, we recorded a charge of approximately $96,000 during the six month period ended June 30, 2004. The remainder of the stock-based compensation in both periods was attributable to the normal amortization of the fair value of these awards into expense over the vesting period of the awards.

         LEGAL SETTLEMENT - On June 1, 2005, we entered into an MOU to settle the consolidated securities class action lawsuit. We recorded a charge of $750,000 during the six-month period ended June 30, 2005 in connection with this settlement. See discussion under "Overview, Key Business Challenges and Risks."


LIQUIDITY AND CAPITAL RESOURCES

         The Company has incurred substantial operating losses and negative cash flows from operations since inception. In 2004 and 2005, operations were financed from the proceeds of our December 2003 initial public offering. Net of offering costs, we raised approximately $6.4 million. Prior to our receipt of these proceeds, we relied on BioChemics, together with the proceeds from an offering of convertible notes in early 2003. as the source of our working capital. All of the funds raised from this initial public offering have been exhausted to date.

         At August 19, 2005, we had cash of approximately $1,900,000 and working capital of approximately $1,600,000. Our financial condition has been materially and adversely affected by recent regulatory and shareholder actions taken against us.

         On August 16, 2005, we issued a series of Senior Secured Convertible Notes (the "Notes") due May 01, 2007 in the aggregate principal amount of $2,500,000. The company netted approximately $1,700,000 in cash proceeds, after taking into consideration placement fees, legal expenses, other offering costs, and escrow deposit, from this financing. Placement fees, legal expenses and other offering costs paid were approximately $360,000 and approximately $440,000 was placed into escrow to fund substantially all of the Company's interest payments on the Notes.

         The Notes are secured by substantially all of our assets and is senior to all our debts. The Notes are convertible into Class A Common Stock. The Notes bear interest at the six month LIBOR plus 6.0%, with a floor of 10.0% and a ceiling of 12.0%. The initial interest rate is 10%. The notes mature on May 01, 2007 and may be paid in cash or converted into Class A Common Stock at a conversion price of $0.70 per share.

         Under the terms of the Notes, the note holders may exercise an additional investment right (the "AIR") to purchase up to a total of an additional $1,875,000 in principal amount of Senior Secured Convertible Notes due May 1, 2007 under substantially the same terms and conditions as the Notes. Net of placement fees, legal expenses, other offering costs and escrow deposit, we believe that we would net approximately $1,300,000 if the AIR is exercised in full.

         If exercised in full, we believe, based on our current plans and assumptions relating to our operations, that the additional working capital provided by the exercise will be sufficient to satisfy our cash requirements through December 31, 2006.

         There can be no assurance that any of the AIR will be exercised. There can be no assurance that we will be able to obtain any additional financing or that, even if we do obtain additional financing, it will be on terms favorable to us. Further, there can be no assurance that we will be able to generate profitability and cash flows from operations with our existing working capital.

         We anticipate, based on our current plans and assumptions relating to our operations, that our current working capital will be sufficient to satisfy our cash requirements through May 31, 2006. We intend to continue as a going concern.

         We expect to use portions of our working capital to continue defending ourselves in the three pending shareholder derivative actions for the balance of 2005. However, we cannot reasonably estimate the total costs to defend ourselves at this time. Further, we cannot provide any assurances that we will prevail in defending ourselves from the shareholder derivative actions taken against us. In addition, our management intends to contest a substantial portion of the accounts payable shown on the Balance Sheet at June 30, 2005.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

         The following table sets forth our contractual obligations and commitments for the next five years, as of June 30, 2005.


                                                  LESS THAN       1 - 3        3 - 5       5 - 7
                                        TOTAL       1 YEAR        YEARS        YEARS       YEARS
                                     ----------   ----------   ----------   ----------   ----------
Long-term debt                       $       --   $       --   $       --   $       --   $       --
Capital lease obligations                15,148        2,316        5,070        7,762           --
Operating lease obligations                  --           --           --           --           --
Unconditional purchase obligations           --           --           --           --           --
Employment agreements                 2,336,250      446,250      630,000      630,000      630,000
                                     ----------   ----------   ----------   ----------   ----------

Total                                $2,351,398   $  448,566   $  635,070   $  637,762   $  630,000
                                     ==========   ==========   ==========   ==========   ==========

         In February 2005, we appointed our Chief Financial Officer, Mr. Joseph Frattaroli, as our President. Mr. Frattaroli will continue to serve as Chief Financial Officer and Acting Chief Executive Officer. The terms and provisions of this appointment are being finalized in writing and will be disclosed when the agreement is completed in a form approved by the Board of Directors. This table is presented reflecting the authorized annual salary to Mr. Frattaroli effective March 1, 2005 for one year. The written employment agreements with Mr. Masiz and Dr. Carter terminate their initial terms on June 30, 2008, but are deemed automatically extended for successive periods of two years under the terms of their respective written agreements through 2012. This table is presented assuming the automatic extensions are reflected.

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

         At June 30, 2005, we had an accumulated deficit of approximately $8.5 million. We expect to incur additional operating losses as we expand our marketing, sales and development efforts. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations may be materially and adversely affected.

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

THERE ARE SIGNIFICANT UNCERTAINTIES ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

         Our recurring operating losses, liquidity issues and the uncertainties raised as a result of our legal proceedings raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern and the appropriateness of using the going concern basis of accounting depends upon, among other things on, the ability to generate sufficient cash from operations and financing sources to meet obligations. On August 16, 2005, we issued a series of Senior Secured Convertible Notes (the "Notes") due May 16, 2007 in the aggregate principal amount of $2,500,000. The company netted approximately $1,700,000 in cash proceeds, after taking into consideration placement fees, legal expenses, other offering costs, and escrow deposit, from this financing. Placement fees, legal expenses and other offering costs paid were approximately $360,000 and approximately $440,000 was placed into escrow, by agreement, for the benefit of the Company. The purpose of the escrow deposit is to fund substantially all of the Company's interest payments on the Notes.

         Under the terms of the Notes, the note holders may exercise an additional investment right (the "AIR") to purchase up to a total of an additional $1,875,000 in principal amount of Senior Secured Convertible Notes due May 1, 2007 under substantially the same terms and conditions as the Notes. Net of placement fees, legal expenses, other offering costs and escrow deposit, we expect to net approximately $1,300,000 if the AIR is exercised in full. We expect that the full $1,875,000 AIR will be exercised. If exercised in full, we anticipate, based on our current plans and assumptions relating to our operations, that the additional working capital provided by the exercise will be sufficient to satisfy our cash requirements through December 31, 2006.

         There can be no assurance that any of the AIR will be exercised. There can be no assurance that we will be able to obtain any additional financing or that, even if we do obtain additional financing, it will be on terms favorable to us. Further, there can be no assurance that we will be able to generate profitability and cash flows from operations with our existing working capital.

         We intend to continue as a going concern. However, unless we can generate profitability and cash flows from operations or obtain additional financing, we may not be able to continue as a going concern. There can be no assurance that we will be able to generate profitability and cash flows from operations with our existing working capital. Further, there can be no assurance that we will be able to obtain such additional financing or that, even if we do obtain additional financing, it will be on terms favorable to us.

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

         In their regulation of all our promotional materials, the FDA and the Federal Trade Commission, or FTC, may take issue with some advertising or promotional practices as being false, misleading or deceptive. The FDA or the FTC may impose a wide array of sanctions on companies for such advertising practices, which could result in any of the following:

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

         If our topical A-R Extreme, Osteon and Termin8 products are formulated and promoted in accordance with the OTC Drug Monographs pursuant to the FDA's OTC Review Program, FDA pre-market approval is not required prior to marketing. If these or any of our product candidates deviate from an OTC Drug Monograph requirement in active ingredients, intended use, method of administration, dosage form, or labeling, among other things, then we or our marketing partners must obtain New Drug Application, or NDA, pre-market approval from the FDA before beginning commercial marketing. The FDA has taken the position that insofar as our product candidates may use the VALE transdermal technology, they fall outside of those eligible for generally recognized as safe and effective, or GRASE, status under the OTC Review Program and thus we must obtain, or our marketing partners must obtain, NDA approval of these product candidates before they can be commercially marketed.

         Under the FDA's procedures, it is generally less burdensome to obtain NDA approval of a drug product which contains the same active ingredient(s) as those: (a) considered GRASE in a final OTC Drug Monograph, or (b) contained in a drug product eligible for abbreviated new drug application, or ANDA, approval, but which differs in certain conditions of use (e.g., dosage form) from that covered by a final OTC Drug Monograph or eligible for ANDA approval. However, once a product becomes subject to the NDA requirements there can be no assurance that a company can generate the additional data and information necessary to support NDA approval of the proposed variant product or that approval can be obtained without substantial expenditures and delays.

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

         All of our product candidates are prone to the risks of failure. The results of early-stage clinical trials of our product candidates will not necessarily predict the results of later-stage clinical trials. Product candidates in later-stage clinical trials may fail to show desired safety and efficacy traits despite having progressed through initial clinical testing. Even if we believe the data collected from clinical trials of our product candidates are promising, these data may not be sufficient to support approval by the FDA or any other U.S. or foreign regulatory approval. Preclinical and clinical data can be interpreted in different ways. Accordingly, FDA officials could interpret such data in different ways than we do which could delay, limit or prevent regulatory approval. The FDA, other regulatory authorities, or we may suspend or terminate clinical trials at any time. Any failure or significant delay in completing clinical trials for our product candidates, or in receiving regulatory approval for the sale of any products resulting from our product candidates, may severely harm our business and reputation.

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

THERE IS NO ORGANIZED MARKET FOR OUR STOCK; OUR STOCK PRICE HAS BEEN VOLATILE AND COULD EXPERIENCE SUBSTANTIAL DECLINES.

         Our securities are currently quoted in the Pink Sheets under the trading symbol "VAPH.PK." The market price of our common stock has experienced, and may continue to experience, significant volatility. Since the beginning of 2004, the per share closing price of our common stock has ranged from $0.38 to $14.11. As a result of the temporary suspension of trading in our securities on April 1, 2004, our press release dated April 7, 2004 advising investors not to trade in our securities until further disclosure, and our voluntary delisting of our securities from The Nasdaq Stock Market on April 8, 2004, there is not currently an organized market in our securities, and there can be no assurance that such a market will develop. On August 19, 2005 the average bid for a share of our Class A Common Stock as quoted by the OTC Pink Sheets was $0.67 per share. The value of our Class A Common Stock may decline regardless of our operating performance or prospects. Factors affecting our market price include:

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

WE ARE DEFENDANTS IN A NUMBER OF CLASS ACTION LAWSUITS THAT MAY ADVERSELY AFFECT OUR BUSINESS.

         As discussed in greater detail under "Legal Proceedings," we and certain of our officers were the defendants in a number of class action lawsuits filed on behalf of purchasers of Vaso Active's Class A common stock during the period December 11, 2003 to March 31, 2004, which allege that the defendants violated the federal securities laws by allegedly failing to make accurate and complete disclosures concerning Vaso Active, its business operations and future prospects, the clinical trial and endorsement of our Termin8 anti-fungal product (previously known as "deFEET") and the institutional demand for Vaso Active securities. The complaints sought equitable and monetary relief, an unspecified amount of damages, with interest, attorney's fees and costs.

         On June 1, 2005, Vaso Active entered into a MOU to settle the consolidated securities class action lawsuit. Under the terms of the MOU, the lead plaintiffs and the settling defendants agree that the final stipulation will contain a disclaimer of liability consistent with the MOU. Subject to the terms and conditions set forth in the MOU, settling defendants will pay into escrow for the benefit of the class $1,100,000 in cash and $750,000 face amount of 2-year 5% subordinated callable notes convertible at $1.75 per share within 10 business days of preliminary approval of the settlement by the court. In consideration of this payment, the parties will fully and finally release and discharge all claims against each other. The settlement still needs court approval. Vaso Active's insurance carrier has agreed to pay the $1,100,000 cash payment in exchange for a release of its liability under its insurance policy with us.

         BioChemics, our directors and certain of our officers are also parties to three shareholder derivative actions alleging a breach of the defendants' fiduciary duties to the Company. The complaints seek equitable and monetary relief, an unspecified amount of damages, and attorneys and other fees, costs and expenses, ostensibly on behalf of the Company. The June 1, 2005 MOU does not cover these derivative actions.

         While a settlement has been agreed to by the lead plaintiffs and the settling defendants in the consolidated securities class action lawsuit, the courts have not yet approved the settlement. In addition, we continue to defend ourselves against the three separate shareholder derivative actions. These securities lawsuits, and others which may be filed, could result in:

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

         We do not possess product development capability. As a result, we depend on collaborations with third parties, such as BioChemics, for development of our product candidates. During the six months ended June 30, 2005 and 2004, we incurred research and development costs of approximately $177,500 and $142,500, respectively, related to the formulation of an analgesic utilizing the active ingredient ibuprofen as well as finalization of RepiDerm product development. These services were incurred pursuant to a February 2003 manufacturing and development agreement with BioChemics. In addition, we have no manufacturing capability. As a result, we will depend on BioChemics, which in turn will rely upon third parties to manufacture our products. Although our strategy is based on leveraging BioChemics' ability to develop and manufacture our products for commercialization in the OTC marketplace, we will be dependent on BioChemics' collaborations with drug development and manufacturing collaborators. If we and BioChemics are not able to maintain existing collaborative arrangements or establish new arrangements on commercially acceptable terms, we would be required to undertake product manufacturing and development activities at our own expense. This would increase our capital requirements or require us to limit the scope of our development activities. Moreover, we have limited or no experience in conducting full scale bioequivalence or other clinical studies, preparing and submitting regulatory applications, and manufacturing and marketing drug products. There can be no assurance that we will be successful in performing these activities and any failure to perform such activities could have a material adverse effect on our business, financial condition and results of our operations.

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

IF WE OR BIOCHEMICS FAIL TO ADEQUATELY PROTECT OR ENFORCE OUR
INTELLECTUALPROPERTY RIGHTS, WE MAY BE UNABLE TO OPERATE EFFECTIVELY.

         BioChemics owns proprietary technology developed in connection with its four U.S. patents. In addition, foreign patents have been issued to BioChemics in 17 foreign countries and are pending in seven others. The PENtoCORE technology is not covered by patents but is considered proprietary. BioChemics also owns sixteen registered trademarks, including Osteon, RepiDerm, Termin8, and PENtoCORE. Our license agreement, as amended, with BioChemics permits us to commercialize market and sell our products and product candidates using these patents, proprietary formulations and the Osteon and PENtoCORE trademarks. Our success and ability to compete are substantially dependent on these patents, proprietary formulations and trademarks. Although both we and BioChemics believe that the patents and associated trademarks and licenses are valid, there can be no assurance that they will not be challenged and subsequently invalidated and/or canceled. The invalidation or cancellation of any one or all of the patents or trademarks would significantly damage our commercial prospects. Further, BioChemics may find it necessary to legally challenge parties infringing its patents or trademarks or licensed trademarks to enforce its rights thereto. There can be no assurance that any of the patents would ultimately be held valid or that efforts to defend any of the patents, trade secrets, know-how or other intellectual property rights would be successful.

IF WE INFRINGE ON THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS, OUR BUSINESS AND PROFITABILITY MAY BE ADVERSELY AFFECTED.

         Our commercial success will also depend, in part, on us and BioChemics not infringing on the patents or proprietary rights of others. There can be no assurance that the technologies and products used or developed by BioChemics and marketed and sold by Vaso Active will not infringe such rights. If such infringement occurs and neither we nor BioChemics is able to obtain a license from the relevant third party, we will not be able to continue the development, manufacture, use, or sale of any such infringing technology or product. There can be no assurance that necessary licenses to third-party technology will be available at all, or on commercially reasonable terms. In some cases, litigation or other proceedings may be necessary to defend against or assert claims ofinfringement or to determine the scope and validity of the proprietary rights of third parties. Any potential litigation could result in substantial costs to, and diversion of, our resources and could have a material and adverse impact on us. An adverse outcome in any such litigation or proceeding could subject us and/or BioChemics to significant liabilities, require us to cease using the subject technology or require us and/or BioChemics to license the subject technology from the third party, all of which could have a material adverse effect on our business.

WE OPERATE IN A COMPETITIVE ENVIRONMENT AND THERE CAN BE NO ASSURANCES THAT COMPETING TECHNOLOGIES WOULD NOT HARM OUR BUSINESS DEVELOPMENT.

         We are engaged in a rapidly evolving field. Competition from numerous pharmaceutical companies including Pfizer, Bristol-Myers Squibb, Schering-Plough, and biotechnology companies including, Alza, Cygnus and Elan, as well as research and academic institutions, is intense and expected to increase. Such companies have substantially larger research & development, marketing and promotion resources as well as histories of success in the marketplace. The market for transdermal and topical drug delivery systems is large and growing rapidly and is likely to attract new entrants. Numerous biotechnology and biopharmaceutical companies have focused on developing new drug delivery systems and most, if not all of these companies; have greater financial and other resources and development capabilities than we do. They also have greater collective experience in undertaking pre-clinical and the clinical testing of products; obtaining regulatory approvals; and manufacturing and marketing OTC and prescription pharmaceutical products. Accordingly, certain of our competitors may succeed in obtaining approval for products more rapidly than us. In addition to competing with universities and other research institutions in the development of products, technologies and processes, we may compete with other companies in acquiring rights to products or technologies from universities. There can be no assurance that our products, existing or to be developed, will be more effective or achieve greater market acceptance than competitive products, or that our competitors will not succeed in developing products and technologies that are more effective than those being developed by us or that would render our products and technologies less competitive or obsolete.

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

         We were originally formed as a division of BioChemics and the viability and financial strength of BioChemics is critical to our success. Throughout our development, we have relied on services and financing provided to us by BioChemics. When we became an independent operating entity, we entered into a license agreement and, prior to the consummation of our initial public offering, we entered into a manufacturing and development agreement, with BioChemics. We presently maintain our executive offices on premises that we share with BioChemics. We do not have a lease agreement with BioChemics. We believe that we can obtain suitable alternative space without any material disruption of our business and that such space will be available to us in the future on commercially reasonable terms. Since, pursuant to the administrative support agreement by and between the Company and BioChemics, BioChemics provides us with administrative and managerial support, our results of operations include allocations of certain BioChemics expenses, such as centralized accounting, data processing, utilities, supplies, telephone and other BioChemics corporate services and infrastructure costs. These expenses have been charged back to us as a management fee. We recorded approximately $23,000 and $16,320 in these related-party fees during the six-month periods ended June 30, 2005 and 2004, respectively. These costs are included in selling, general and administrative expenses. The expense allocations have been determined on the basis that we and BioChemics consider to be reasonable reflections of the utilization of services provided for the benefit received by us. The loss of the services provided by BioChemics or the loss of the license of the VALE patents or the PENtoCORE technology under the license agreement would have a material adverse effect on our business, financial condition and results of operations.

         BioChemics has never been profitable and most likely will not achieve profitability in the near future, if ever. Although BioChemics was founded in 1989, and incorporated in 1991, it is still a development stage company. It has generated significant losses through March 31, 2005, has limited revenue, and is likely to sustain operating losses in the foreseeable future. BioChemics' operations are subject to all of the risks inherent in the establishment of a business enterprise. Through December 31, 2004, BioChemics had an unaudited, consolidated accumulated deficit of approximately $17.7 million, which includes the operations of Vaso Active. In addition, as of December 31, 2004, BioChemics was in default under debt obligations in the approximate amount of $10.2 million, which includes accrued interest, that it has issued to private investors, of which approximately $6.9 million, inclusive of accrued interest, is held by Mr. Masiz, members of his family and the Chairman of the Board of Directors of the Company. Although BioChemics is attempting to restructure or refinance these obligations, there can be no assurance that it will be able to do so on acceptable terms. If BioChemics is not successful in maintaining its financial viability, our business, financial condition and results of operations may be materially and adversely affected. BioChemics anticipates that it will continue to incur net losses and be unprofitable for the foreseeable future. There can be no assurance that BioChemics will ever operate at a profit even if its or our products are commercialized.

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

MR. MASIZ IS MAJORITY STOCKHOLDER OF BIOCHEMICS, WHICH IS OUR PRINCIPAL STOCKHOLDER. HE HAS SUBSTANTIAL ULTIMATE CONTROL OVER THE COMPANY, POSSIBLY TO THE DETRIMENT OF OTHER HOLDERS OF OUR CLASS A COMMON STOCK.

         Our principal stockholder, BioChemics, owns 4,500,000 shares of our Class B common stock, which at June 30, 2005 represented approximately 70% of the combined voting power of our common stock. Mr. Masiz, as President, Chief Executive Officer and Chairman of BioChemics and, as the principal stockholder in BioChemics, will be able to control the outcome of many types of stockholder votes, including votes concerning the election of our directors, the adoption or amendment to provisions in our certificate of incorporation or by-laws, the approval of mergers and/or acquisitions, decisions affecting our capital structure and other significant corporate transactions. This concentration of ownership may delay, deter or prevent transactions that would result in a change of control, which in turn could reduce the value of our common stock.

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

PRIVATE LITIGATION

         In April, May, and June 2004, the Company and certain of its officers (the "Defendants") were sued in several securities class action lawsuits filed in the United States District Court for the District of Massachusetts. The complaints, which seek equitable and monetary relief, an unspecified amount of damages, with interest, attorneys' fees and costs, allegedly were filed on behalf of purchasers of Vaso Active Class A common stock during the period December 11, 2003 to March 31, 2004. The complaints allege that during the period in question the Defendants violated the federal securities laws by allegedly failing to make accurate and complete disclosures concerning the Company, its financial condition, its business operations and future prospects, the clinical trial and endorsement of the Company's Termin8 anti-fungal product (previously known as "deFEET") and the institutional demand for Vaso Active's securities. These complaints are captioned as follows: DENNIS E. SMITH V. VASO ACTIVE PHARMACEUTICALS, INC., ET AL. , Civ. No. 04-10708 (RCL) (D. Mass.);RICHARD SHAPIRO V. VASO ACTIVE PHARMACEUTICALS, INC., ET AL. , Civ. No. 04-10720 (RCL) (D. Mass.); CHRISTOPHER PEPIN V. VASO ACTIVE PHARMACEUTICALS, INC., ET AL. , Civ. No. 04-10763 (RCL) (D. Mass.); MODHI GUDE, ET AL. V. VASO ACTIVE PHARMACEUTICALS, INC., ET AL. , Civ. No. 04-10789 (RCL) (D. Mass.); KIM

BENEDETTO, ET AL. V. VASO ACTIVE PHARMACEUTICALS, INC., ET AL. , Civ. No. 04-10808 (RCL) (D. Mass.); DEAN DUMMER V. VASO ACTIVE PHARMACEUTICALS, INC., ET AL. , Civ. No. 04-10819 (RCL) (D. Mass.); EDWARD TOVREA V. VASO ACTIVE PHARMACEUTICALS, INC., ET AL. , Civ . No. 04-10851 (RCL); KOUROSH ALIPOR V. VASO ACTIVE PHARMACEUTICALS, INC., ET AL. , Civ. No. 04-10877 (RCL); PAUL E. BOSTROMV. VASO ACTIVE PHARMACEUTICALS, INC., ET AL. , Civ. No. 04-10948 (RCL); IRA A.TURRET SEP-IRA DATED 01/24/02 V. VASO ACTIVE PHARMACEUTICALS, INC., ET AL., Civ.No. 04-10980 (RCL); RICHARD PAGONA V. VASO ACTIVE PHARMACEUTICALS, INC., ET AL., Civ. No. 04-11100 (RCL); JAMES KARANFILIAN V. VASO ACTIVE PHARMACEUTICALS, INC.,ET AL. , Civ. No. 04-11101 (RCL); and CHARLES ROBINSON V. VASO ACTIVEPHARMACEUTICALS, INC., et. al., Civ. No. 04-11221 (RCL). The Court has consolidated the above-referenced cases, other than the TOVREA and KARANFILIA complaints in the United States District Court for the District of Massachusetts, under the caption IN RE VASO ACTIVE PHARMACEUTICALS SECURITIESLITIGATION , Civ. No. 04-10708 (RCL), (the "Consolidated Action"). On November4, 2004, the Court appointed Schiffrin & Barroway LLP as lead counsel for the Consolidated Action and appointed Shapiro, Haber & Urmy LLP as local counsel. The Court also appointed Edwin Choi, Richard Ching, and Joe H. Huback as interim co-lead plaintiffs, pending a determination of whether the Consolidated Action may proceed as a class action. The Court further ordered that co-lead plaintiffs file a consolidated amended complaint in the Consolidated Action no later than December 4, 2004. On December 3, 2004, plaintiffs filed the Consolidated Amended Complaint, which added as defendants the Company's directors at the time of our initial public offering and issuance of our 2003 Annual Report, and alleged that during the period in question the Defendants made false and misleading statements concerning FDA approval of its current products and related misstatements and concerning the clinical trial of the anti-fungal product. On January 20, 2005, the Defendants filed an Answer to the Complaint essentially denying the allegations and liability.

         On June 1, 2005, the Company entered into a Memorandum of Understanding Concerning Settlement Terms ("MOU") to settle the consolidated securities class action lawsuit. Under the terms of the MOU, the lead plaintiffs and the settling defendants agree that the final stipulation will contain a disclaimer of liability consistent with the MOU. Subject to the terms and conditions set forth in the MOU, settling defendants will pay into escrow for the benefit of the class $1,100,000 in cash and $750,000 face amount of 2-year 5% subordinated callable notes convertible at $1.75 per share within 10 business days of preliminary approval of the settlement by the court. In consideration of this payment, the parties will fully and finally release and discharge all claims against each other. The settlement still needs court approval. The Company's insurance carrier has agreed to pay the $1,100,000 cash payment in exchange for a release of its liability under its insurance policy with the Company.

         The Company has also been named as a nominal defendant in three shareholder derivative actions. The first action was filed in the United States District Court for the District of Massachusetts in April 2004 against the Company's directors and certain of its officers and against BioChemics, Inc. styled JOSEPH ROSENKRANTZ V. BIOCHEMICS, INC., ET AL., Civ. No. 04-10792 (RCL) (D. Mass.); the second - filed in June 2004, also against the Company's directors and certain of its officers and against BioChemics, Inc., styled WILLIAM POMEROY V. BIOCHEMICS INC., ET AL., Civ. No. 04-11399 (RCL) (D. Mass.); and the third - in the Court of Chancery for the State of Delaware in September 2004 against its directors and certain of its officers, entitled DOUGLAS WEYMOUTH V. JOHN J. MASIZ, ET AL., Civ. No. 682-N (collectively, the "Complaints"). The Complaints allege, among other things, that the alleged conduct challenged in the securities cases pending against the Company in Massachusetts (described above) constitutes, among other things, a breach of the Defendants' fiduciary duties to Vaso Active. The Complaints seek equitable and monetary relief, an unspecified amount of damages, and attorneys and other fees, costs and expenses, ostensibly on behalf of Vaso Active. On October 29, 2004, the Massachusetts Court approved a joint motion to consolidate the two Massachusetts derivative actions. On November 19, 2004, the Court issued an order consolidating the derivative actions in the United States District Court for the District of Massachusetts and captioned the consolidated action In Re:
Vaso Active Pharmaceuticals, Inc. Derivative Litigation, Master Docket No. 04-10792-RCL. On January 12, 2005, the Court entered a Procedural Order of Dismissal which dismissed the consolidated derivative action, without prejudice, pending the occurrence of the earlier of (a) the entry of an order in connection with a motion to dismiss filed in the securities class action lawsuit or (b) the filing of an answer by all defendants in the securities class action. This order also stated that the derivative litigation could be restored to the docket after either of the triggering events mentioned above occurred and a motion was filed by either party within 30 days after the occurrence of such an event. On February 3, 2005, plaintiffs in the consolidated derivative action filed an unopposed motion to restore the action to the docket, which was granted on February 23, 2005. On March 7, 2005, plaintiffs filed an amended complaint in this matter, and the defendants filed their answers on March 28, 2005.

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

         For the six-month periods ended June 30, 2005 and 2004, the Company recorded approximately $816,300 and $719,000 in expenses to defend itself in the SEC and private litigation matters discussed above, including legal, accounting and other consulting fees. The June 30, 2005 amount includes a $750,000 charge in connection with the Company's settlement with the consolidated securities class action lawsuit.

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

GENERAL

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

ITEM 6 (a).  EXHIBITS

     EXHIBIT
      NUMBER     DESCRIPTION OF EXHIBIT
      ------     ----------------------

        31.1 Certification of Joseph Frattaroli, Acting Chief Executive Officer and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)
        32.1 Certification of Joseph Frattaroli, Acting Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

        (1) Filed herewith.

ITEM 6 (b).  REPORTS ON FORM 8K

         The Company issued a notification on Form 8K on June 2, 2005 that it had entered into a Memorandum of Understanding Concerning Settlement Terms to settle the consolidated securities class action lawsuit styled IN RE VASO ACTIVE PHARMACEUTICALS SECURITIES LITIGATION , Civ. No. 04-10708 (RCL).

                                    SIGNATURE

         In accordance with Section 13 and 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 22, 2005

                                VASO ACTIVE PHARMACEUTICALS, INC.

                                By:  /s/ Joseph Frattarol
                                    --------------------------------------------
                                    Joseph Frattaroli
                                    President and Acting Chief Executive Officer
                                    Chief Financial Officer