Form 10QSB/A
period 2005-06-30
VASO ACTIVE PHARMACEUTICALS INC
filed 2005-08-23
CIK 1232400

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB/A

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

                        VASO ACTIVE PHARMACEUTICALS, INC.

                              INDEX TO FORM 10-QSB/A


                                                                            Page
PART I.  FINANCIAL INFORMATION

ITEM 1 - Condensed Financial Statements (unaudited):

Condensed Balance Sheets as of June 30, 2005 and December 31, 2004 .........   3
Condensed Statements of Operations for the Three-month Periods
   Ended June 30, 2005 and 2004.............................................   4
Condensed Statements of Operations for the Six-month Periods
   Ended June 30, 2005 and 2004.............................................   5
Condensed Statements of Cash Flows for the Six-Month Periods
   Ended June 30, 2005 and 2004.............................................   6
Notes to the Condensed Financial Statements.................................   7

ITEM 2 - Management's Discussion and Analysis of Financial Condition and
         Results of Operations..............................................  12

ITEM 3 - Controls and Procedures............................................  36

PART II. OTHER INFORMATION

ITEM 1 - Legal Proceedings..................................................  37
ITEM 6 - Exhibits...........................................................  40


Signature...................................................................  41

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

         The Company licenses the VALE patents and PENtoCORE technology from BioChemics, Inc. ("BioChemics"), a privately owned biopharmaceutical company. The Company issued 4,500,000 shares of its Class B common stock to BioChemics in consideration for the exclusive worldwide rights to commercialize market and sell the VALE technology for OTC pharmaceutical products. These shares were issued pursuant to authorization by the Company's Board of Directors on June
20, 2003.

         SETTLEMENT OF SECURITIES AND EXCHANGE COMMISSION MATTERS

         On August 17, 2004, the U.S. Securities and Exchange Commission (the "SEC") filed a civil complaint against us alleging violations of securities laws stemming from allegedly misleading disclosures in the Company's initial public offering registration statement, its 2003 annual report and a statement on its website concerning the Food and Drug Administration's (the "FDA") approval or qualification of the Company's products. The Company simultaneously agreed with the SEC to settlement terms without the Company admitting or denying the allegations of the civil complaint, pursuant to which the Company is permanently enjoined from violating the anti-fraud provisions of the Securities Act of 1933, as amended, and the antifraud and reporting provisions of the Securities Exchange Act of 1934, as amended. The SEC action filed with the United States District Court for the District of Columbia (the "Court") is styled SECURITIES AND EXCHANGE COMMISSION V. VASO ACTIVE PHARMACEUTICALS, INC. Civil Action No. 04 CV 01395 (RJL) (D.D.C.).

         In addition, the SEC formally sued John J. Masiz, formerly the Company's President and Chief Executive Officer, alleging the same violations. Mr. Masiz agreed to settlement terms without admitting or denying the allegations of the civil complaint, that likewise enjoin him from violating the antifraud and reporting provisions, and prevent him from serving as an officer or director of any public company, including the Company, for a period of five years. Effective as of August 17, 2004, Mr. Masiz resigned as an executive officer and a director of the Company. He is, however, permitted to remain an active employee and/or consultant of the Company. In light of the foregoing, the Company and Mr. Masiz agreed to terminate his employment agreement and enter into a new agreement. Pursuant to that agreement, Mr. Masiz is providing strategic consulting services regarding sales, marketing and business development to the Company for an initial term through June 30, 2008 and reports to the Chief Executive Officer of the Company. Our Chief Financial Officer serves as our President and Acting Chief Executive Officer while the Company conducts a search for a new Chief Executive Officer.

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

         On June 1, 2005, the Company entered into a Memorandum of Understanding Concerning Settlement Terms ("MOU") to settle the consolidated securities class action lawsuit. Under the terms of the MOU, the lead plaintiffs and the settling defendants agree that the final stipulation will contain a disclaimer of liability consistent with the MOU. Subject to the terms and conditions set forth in the MOU, settling defendants will pay into escrow for the benefit of the class $1,100,000 in cash and $750,000 face amount of 2-year 5% subordinated callable notes convertible into Class A Common Stock at $1.75 per share within 10 business days of preliminary approval of the settlement by the court. In consideration of this payment, the parties will fully and finally release and discharge all claims against each other. The settlement still needs court approval. The Company's insurance carrier has agreed, subject to execution of a definitive agreement, to pay the $1,100,000 cash payment in exchange for a release of its liability under its insurance policy with the Company. The Company recorded a charge of $750,000 during the three-month period ended June 30, 2005 in connection with this settlement, the corresponding liability has been recorded as accrued legal settlement on the balance sheet. The Company intends to record the 2-year 5% subordinated callable notes when it receives a final settlement by the court.

         The Company has also been named as a nominal defendant in three shareholder derivative actions filed in the United States District Court for the District of Massachusetts in April 2004 against the Company's then directors and certain of its officers and against BioChemics, Inc. is styled JOSEPH ROSENKRANTZ V. BIOCHEMICS, INC., ET AL., Civ. No. 04-10792 (RCL) (D. Mass.); the second - filed in June 2004, also against the Company's then directors and certain of its officers and against BioChemics, Inc. is styled WILLIAM POMEROY
V. BIOCHEMICS INC., ET AL., Civ. No. 04-11399 (RCL) (D. Mass.); and the third - filed in the Court of Chancery for the State of Delaware in September 2004 against its then directors and certain of its officers is entitled DOUGLAS WEYMOUTH V. VASO ACTIVE ET AL., Civ. No. 682-N (collectively, the "Complaints"). The Complaints allege, among other things, that the alleged conduct challenged in the securities cases pending against the Company in Massachusetts (described above) constitutes a breach of the Defendants' fiduciary duties to the Company. The Complaints seek equitable and monetary relief, an unspecified amount of damages, and attorneys and other fees, costs and expenses, ostensibly on behalf of the Company. On October 29, 2004, the Massachusetts Court approved a joint motion to consolidate the two Massachusetts derivative actions. The Delaware court has approved the parties' stipulated stay of all proceedings in the Delaware derivative action, at least until the resolution of the motion to dismiss the consolidated securities fraud litigation. The Company has entered into agreements in principle with the plaintiffs in the derivative actions pursuant to which the Company will maintain certain corporate governance changes previously instituted and will adopt certain additional corporate governance changes. The Company also will pay plaintiffs' attorneys fees in the aggregate amount of $25,000 in cash and $120,000 face amount 2-year 5% subordinated callable notes convertible into Class A common stock at $1.75 per share. Although the Company has been vigorously defending against the Complaints and now is seeking to settle them, there can be no guarantee as to the ultimate outcome of these matters. There is also no guarantee that these will be the only lawsuits brought against the Company with respect to these matters. In addition, if a substantial amount is payable by the Company with respect to the Complaints and is not reimbursed through its director and officer insurance policy, this will have a material adverse effect on the Company's financial position and liquidity.

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

         UNWINDING OF PRIVATE INVESTMENT IN PUBLIC ENTITY

         On March 16, 2004, the Company entered into a private placement transaction in the amount of $7,500,000 with an institutional investor. The investment was in the form of an 18 month 2% Convertible Note (the " 2004 Note") convertible into shares of the Company's Class A common stock at a conversion rate of $9.00 per share, at the option of the investor. In addition, the Company issued to the investor warrants to purchase 166,667 shares of Class A common stock at an exercise price of $8.75 per share.

         Given that the initiation and continuation of the April 1, 2004 trading suspension by the SEC constituted a breach under the 2004 Note, the Company and the investor agreed, pursuant to the terms of a settlement agreement entered into on April 8, 2004, that the Company would immediately repay the investor the sum of $7,500,000 in cash without penalty, interest, redemption premium or any other premium or penalty, plus an expense reimbursement in connection with the settlement agreement in the amount of $15,000 in cash. In consideration of this repayment, the investor surrendered the 2004 Note and warrants and the parties mutually terminated all other agreements entered into in connection with the transaction.

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

3.   REVENUE RECOGNITION

         The Company recognizes revenue from product sales in accordance with generally accepted accounting principles in the United States, including the guidance in Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," which supersedes SAB No. 101, "Revenue Recognition in Financial Statements," and Statement of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition When Right of Return Exists."

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

5.   SUBSEQUENT EVENT

         On August 16, 2005, the Company sold $2,500,000 in aggregate principal amount of Senior Secured Convertible Notes due May 1, 2007, (the "Notes") to independent institutional investors. The Notes are convertible at any time into shares of the Company's Class A common stock at a price of $0.70 per share (subject to adjustment under certain circumstances). The investors also received five-year warrants ("Warrants") to purchase a total of 1,298,701 shares of the Company's Class A common stock at an exercise price of $0.77 per share. In addition, the investors received rights ("Rights") to purchase up to $1,875,000 in aggregate principal amount of additional Notes at any time through the maturity date of the Notes, together with additional Warrants to purchase a total of 974,026 shares of Class A common stock. The additional Notes are convertible and the additional Warrants are exercisable at the same respective prices per share as the Notes and Warrants which the Company issued August 16, 2005.

         The Notes bear interest at the six month LIBOR plus 6.0%, with a floor of 10.0% and a ceiling of 12.0%. Interest is payable quarterly in either cash or registered Class A Common Stock at the Company's option. As part of the agreement, the Company has placed $437,000 into escrow for the purpose of funding all of the interest to be paid under the Notes (assuming that the Notes continue to accrue interest at the initial rate of 10% per annum). The fair value of the detachable warrants will be calculated using the Black-Scholes valuation model and will be recorded as a discount on the Senior Notes and accreted over the expected life of the warrants as interest expense.

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

         At June 30, 2005, the most predominant adverse factor affecting the Company continued to be its low level of working capital. At June 30, 2005 the Company had working capital of approximately $176,000. On August 16, 2005, the Company obtained and closed on additional financing through the issuance of $2,500,000 Senior Secured Convertible Notes (the "Notes") in the aggregate principal amount of $2,500,000. In addition, the investors received rights (Rights) to purchase up to $1,875,000 in aggregate principal amount of additional Notes at any time through the maturity of the Notes.. At August 19, 2005, the Company had working capital of approximately $1,600,000. The Notes contain an additional investment right (the "AIR) feature entitling the holder to purchase additional $1,875,000 of the Notes. See further discussion of this issue in the "LIQUIDITY AND CAPITAL RESOURCES" sections of the Management's Discussion and Analysis. Based on our current plans and assumptions relating to our operations, we believe that the additional working capital from the AIR, if exercised in full, will be sufficient to satisfy our cash requirements through December 31, 2006. There can be no assurance that the AIR will be exercised. If none of the AIR is exercised, we expect, based on our current plans and assumptions relating to our operations, that our working capital at August 19, 2005, will satisfy our cash requirements through May 31, 2006.

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

         o our ability to maintain our current pricing model and/or decrease our cost of sales
         o continued availability of supplies or materials used in manufacturing at the current prices
         o    adverse regulatory developments in the United States
         o    entrance of competitive products in our markets
         o the ability of management to execute plans and motivate personnel in the execution of those plans
         o    no adverse publicity related to our products or the company itself
         o    no adverse claims relating to our intellectual property
         o the adoption of new, or changes in, accounting principles; legal proceedings
         o the costs inherent with complying with new statutes and regulations applicable to public reporting companies, such as the Sarbanes-Oxley Act of 2002
         o other new lines of business that the Company may enter in the future.
         o our ability to repay our indebtedness, including repayment of the Notes issued recently.

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

OVERVIEW, KEY BUSINESS CHALLENGES AND RISKS

         Vaso Active Pharmaceuticals, Inc. is an early stage company, which focuses on commercializing, marketing and selling over-the-counter pharmaceutical products that incorporate a patented vaso active lipid encapsulated ("VALE") technology and a proprietary PENtoCORE technology.

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

         We began our operations in January 2001, as a division of BioChemics, a biopharmaceutical company engaged in the development of transdermal and topical drug delivery systems. BioChemics is based in Danvers, Massachusetts. BioChemics was founded in 1989 by John J. Masiz and was incorporated in Delaware in 1991. BioChemics began developing the VALE technology in 1989 and has subsequently been issued 4 U.S. patents in connection with this technology. BioChemics has licensed these patents to us.

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

         In August and September 2004, Vaso Active and its former Chief Executive Officer, John Masiz, settled all SEC matters regarding our alleged violations of securities laws stemming from allegedly misleading disclosures in our initial public offering registration statement, our 2003 annual report and a statement on our website concerning the FDA's approval or qualification of our products. Both Vaso Active and Mr. Masiz agreed with the SEC to settlement terms without admitting or denying the allegations of their civil complaint, pursuant to which both parties are permanently enjoined from violating the anti-fraud provisions of the 1933 Act, and the antifraud and reporting provisions of the 1934 Act. Our former Chief Executive Officer was also prohibited from serving as an officer or director of any public company, including Vaso Active, for a period of five years. He is, however, permitted to remain an active employee/consultant of Vaso Active. Since August 2004, Mr. Masiz has been employed by Vaso Active to provide consulting services pursuant to the terms of his employment agreement with the Company. Also during 2004, together with newly engaged outside FDA counsel, we revised our product labels and in September 2004 began shipping our products on a limited basis. Although these products are now on the market, we have not made significant shipments or recorded significant revenues to date.

         On June 1, 2005, Vaso Active entered into a Memorandum of Understanding Concerning Settlement Terms ("MOU") to settle the consolidated securities class action lawsuit styled In Re VASO ACTIVE PHARMACEUTICALS SECURITIES LITIGATION, Master Docket No. 04-10708-RCL (D. Mass). Under the terms of the MOU, the lead plaintiffs and the settling defendants agree that the final stipulation will contain a disclaimer of liability consistent with the MOU. Subject to the terms and conditions set forth in the MOU, settling defendants will pay into escrow for the benefit of the class $1,100,000 in cash and $750,000 face amount of 2-year 5% subordinated callable notes convertible at $1.75 per share within 10 business days of preliminary approval of the settlement by the court. In consideration of this payment, the parties will fully and finally release and discharge all claims against each other. The settlement still needs court approval. Our insurance carrier has agreed, subject to execution of a definitive agreement, to pay the $1,100,000 cash payment in exchange for a release of its liability under its insurance policy with us. We recorded a charge of $750,000 during the three-month period ended June 30, 2005 in connection with this settlement. We intend to record the 2-year 5% subordinated callable notes when upon receipt of a final settlement by the court.

         The above settlement does not cover the three derivative shareholder actions filed against Vaso Active's directors, certain officers and against BioChemics. You should refer to "Legal Proceedings" and "Risk Factors" for additional discussions surrounding these events.

         Many of our resources, including our cash and management time, have been diverted from our business strategy to address these legal matters. We have incurred significant costs in defending ourselves. We have primarily used the cash we raised in our December 2003 initial public offering to pay for these costs. In addition, in April 2004, we repaid all of the approximately $7.5 million in cash we raised in the private placement during March 2004. We had initially intended to use the December 2003 and March 2004 offering proceeds to further our working capital and expand our business and marketing plans.

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

         Early in 2005 we launched a nationwide direct-to-consumer marketing campaign for Osteon that consisted of two versions of sixty second television commercials. Due to lack of working capital we suspended purchasing television commercials. We expect to resume running television commercials in September. In August we entered into a pay-per-unit of sale arrangement to purchase television commercials. We are negotiating additional pay-per-unit of sale arrangements. These arrangements are designed to run our commercials in remnant, or unsold, television commercial space. The Company pays a predetermined amount per unit of Osteon sold. In addition we plan to use portions of the proceeds raised from our August 16, 2005 sale of Notes to purchase additional television commercial space to augment the pay-per-unit of sale program.

         During 2004, we executed a strategic alliance with Ortho Distribution Inc. or ODI. In January 2005 ODI's parent company was purchased by an unrelated third-party. ODI management, under the new ownership, has not pursued the alliance as strongly as prior management. We are no longer in negotiations with ODI management. To date we have not made any sales under this relationship and we do not expect future sales, if any, to be significant. Product previously manufactured and labeled by the Company for ODI has been written off in the previous quarter.

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

         Our strategy for AR-Extreme and Termin8 is to achieve market penetration through wholesale distribution to chain pharmacies, chiropractors, podiatrists, dermatologists, wellness and fitness centers. We are in the very early stages of this launch. We plan to use a portion of the net proceeds from the sale of the Notes to support the retail rollout of our products through ESM channels.

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

         REVENUE RECOGNITION - We recognize revenue from product sales in accordance with generally accepted accounting principles in the United States, including the guidance in Staff Accounting Bulletin, or SAB, No. 104, "Revenue Recognition," which superseded SAB No. 101, "Revenue Recognition in Financial Statements," and Statement of Financial Accounting Standards, or SFAS, No. 48, "Revenue Recognition When Right of Return Exists."

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

         SELLING, GENERAL AND ADMINISTRATIVE - Selling, general and administrative expenses decreased by $592,069 to $458,805 during the three-month period ended June 30, 2005 as compared to $1,050,874 in the comparable period in 2004. In the comparable prior year period, we incurred significant non-recurring expenses, including financing fees, legal, accounting and other expenses in connection with the private placement of convertible notes in early 2004 and the subsequent unwinding of that transaction. We also incurred the following expenses in that prior year period: legal and other professional services to amend a previously filed annual report, represent ourselves to the SEC and FDA and defend ourselves in the shareholder class action and derivative law suits. You should refer to the discussions under "Overview, Key Business Challenges and Risks." We incurred approximately $19,500 in legal fees and $45,500 in business, financial and other professional services during the three month period ended June 30, 2005, as compared to approximately $519,000 in legal fees and $142,000 in business, financial and other professional services in the three-month period ended June 30, 2004. These two changes accounted for the majority of the decrease in selling, general and administrative expenses.

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

         Costs for marketing, advertising and promotion were significantly less in 2004 as we committed on April 8, 2004 not to market or sell our products until all outstanding matters have been addressed to the satisfaction of the SEC and until we were reasonably sure that the marketing and sale of our products was consistent with the FDA's requirements and policies. See discussion under "Overview, Key Business Challenges and Risks"

         SELLING, GENERAL AND ADMINISTRATIVE - Selling, general and administrative expenses decreased by $1,446,521 to $1,142,346 during the six-month period ended June 30, 2005 as compared to $2,588,867 in the comparable period in 2004. In the comparable prior year period, we incurred significant non-recurring expenses, including financing fees, legal, accounting and other expenses in connection with the private placement of convertible notes in early 2004 and the subsequent unwinding of that transaction. We also incurred the following expenses in that prior year period: legal and other professional services to amend a previously filed annual report, represent ourselves to the SEC and FDA and defend ourselves in the shareholder class action and derivative law suits. See discussion under "Overview, Key Business Challenges and Risks." We incurred approximately $145,296 in total combined legal fees and $134,670 in business, financial and other professional services during the six month period ended June 30, 2005, as compared to approximately $889,000 in total combined legal fees, $286,000 in business, financial and other professional services and $615,000 in professional and settlement fees we incurred in connection with our March 16, 2004 Private Investment in Public Entity transaction during the six-month period ended June 30, 2004. These differences accounted for the majority of the decrease in selling, general and administrative expenses.

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

         On August 16, 2005, under a Securities Purchase Agreement (the "Purchase Agreement"), we issued a series of Senior Secured Convertible Notes (the "Notes") due May 01, 2007 in the aggregate principal amount of $2,500,000. The company netted approximately $1,700,000 in cash proceeds from financing after placement fees, legal expenses, other offering costs, and funding of an escrow. Placement fees, legal expenses and other offering costs paid were approximately $360,000 and approximately $440,000 was placed into escrow to fund substantially all of the Company's interest payments on the Notes (assuming that the Notes continue to accrue interest at the initial rate of 10% per annum).

         The Notes. The Notes have a term of 21 months and the principal of the Notes is due and payable in a single payment on May 1, 2007. The Notes bear interest at the six month LIBOR plus 6% with a floor of 10.0% and a ceiling of 12.0%. The Notes presently accrue interest at 10% per annum. Interest is payable quarterly, in arrears, beginning October 31, 2005, on each July 31, October 31, January 30 and April 30, until the earlier of the Notes' maturity or conversion date. Pursuant to the Purchase Agreement the Company has deposited into an escrow account the total amount of the interest to be paid under the Notes, i.e., $437,000.

         Amounts scheduled to be paid by the Company under the Notes may be accelerated upon the occurrence of certain events, including any default in the payment of interest when due and payable; the default by the Company under other notes, mortgage, or credit facility; the failure of the Company to perform certain obligations to deliver certificates for Underlying Shares or to timely register the Underlying Shares for resale as required under the Purchase Agreement; and in the event of bankruptcy.

         The Notes are secured by all of the assets of the Company. The Notes are convertible at any time into shares of the Company's Class A common stock at a price of $0.70 per share (subject to adjustment under certain circumstances, e.g., anti-dilution adjustments).

         The Warrants. The investors also received five-year warrants ("Warrants"), which entitle the investors to purchase a total of 1,298,701 shares of the Company's Class A common stock at an exercise price of $0.77 per share. The number of shares which may be purchased upon exercise of the Warrants and the exercise price per share of the Warrants are subject to adjustment under certain circumstances, e.g., anti-dilution adjustments.

         The Additional Investors Rights. In addition, the investors received AIRs to purchase up to $1,875,000 in aggregate principal amount of additional Notes at any time through the maturity date of the Notes, together with additional five-year Warrants to purchase a total of 974,026 shares of Class A common stock. The additional Notes are convertible and the additional Warrants are exercisable at the same respective initial prices per share as the Notes and Warrants issued on August 16, 2005.

         Under the Purchase Agreement, the Company is required to reserve for issuance a total of 8,522,727 shares of Class A Common Stock, in connection with the possible conversion of Notes (including the additional Notes) and the possible exercise of the Warrants (including the additional Warrants). The Company has a sufficient number of shares of Class A Common Stock authorized to permit the Company to issue the shares (the "Underlying Shares") issuable upon conversion of the Notes and Warrants which the Company issued and sold on August 16, 2005. However, the Company does not presently have a sufficient number of shares of its Class A Common Stock authorized to be issued under its Amended and Restated Certificate of Incorporation to reserve the full amount of Underlying Shares. The Company intends to amend its Certificate of Incorporation to increase the number of authorized shares of its Class A Common Stock to more than the number of shares which would be required to enable the Company to issue the full amount of the Underlying Shares. Under the Purchase Agreement, the Company is required to use its best efforts to effect such increase not later than October 15, 2005.

         If the AIR exercised in full, we believe, based on our current plans and assumptions relating to our operations, that the additional working capital provided by the exercise will be sufficient to satisfy our cash requirements through December 31, 2006. However, there can be no assurance that any of the AIR will be exercised. If no portion of the AIR is exercised, we believe that, based on such plans and assumptions our current working capital will be sufficient to satisfy our cash requirements through May 31, 2006. We intend to continue as a going concern.

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


OUR INDEBTEDNESS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION

         In August 2005, we completed a private placement of $2,500,000 in aggregate principal amount of Senior Secured Convertible Notes due May 1, 2007 (the "Notes"). Principal is to be paid in a single payment on May 1, 2007 (interest will be paid from proceeds of the private placement which were placed in escrow at closing). In addition, the purchasers of the Notes received rights to purchase up to $1,875,000 in aggregate principal amount of additional Notes at any time through the maturity date of the Notes. We also anticipate that we will incur substantial indebtedness (subordinated to the Notes) in connection with a settlement of various class actions and derivative actions involving the Company. Our indebtedness could have important consequences for investors. For example, it could:

     o require the dedication of a substantial portion of our cash flows from operations to the payment of principal of and interest on our indebtedness, thereby reducing the availability of capital to fund our operations, working capital, capital expenditures, acquisitions and other general corporate purposes;

     o increase our vulnerability to general adverse economic and industry conditions;

     o    place us at a competitive disadvantage relative to our competitors;

     o    limit our ability to obtain additional financing;

     o limit our flexibility in planning for, or reacting to, changes in our business and the industry; and

     o influence our customers and potential customers in doing business with the Company.

         Although we have no present plans to do so, except as described above, we may incur substantial additional debt in the future. While the terms of private placement of the Notes impose certain limits in our ability to incur additional debt, we are permitted to incur additional debt subject to compliance with the terms and conditions set forth in the private placement. If a significant amount of new debt is added to our current levels, the related risks described above could intensify.

WE MAY HAVE INSUFFICIENT CASH FLOW TO MEET OUR DEBT OBLIGATIONS WHICH COULD NEGATIVELY AFFECT OUR ABILITY TO ATTRACT AND RETAIN CUSTOMERS.

         We will be required to generate sufficient cash to pay the principal amount due in the Notes and to conduct our business operations. The notes require a $2,500,000 (or up to $4,375,000 if additional investment rights are exercised in full) payment of principal due in May 2007. Our cash, cash equivalents, marketable securities and long-term investment totaled approximately $1,900,000 as of August 19, 2005. Assuming our cash, cash equivalents, marketable securities and long-term investments remain constant from our August 19, 2005 levels, we will need to generate a minimum of approximately $600,000 of net cash flow through any combination of normal operations of our Company, raising of debt and equity capital or assets sales by May 2007 to meet our principal payment under the Notes. In addition, as noted above, we also anticipate that we will incur substantial indebtedness (subordinated to the Notes) in connection with a settlement of various class actions and derivative actions involving the Company. We have incurred net losses in the past, and we may not be able to cover our anticipated debt obligations. This may materially hinder our ability to make principal payments on the Notes. Concern about our ability to meet our debt obligations could negatively affect our ability to attract and retain customers. Our ability to meet our future debt obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

THERE ARE SIGNIFICANT UNCERTAINTIES ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

         Our recurring operating losses, liquidity issues and the uncertainties raised as a result of our legal proceedings raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern and the appropriateness of using the going concern basis of accounting depends upon, among other things on, the ability to generate sufficient cash from operations and financing sources to meet obligations. On August 16, 2005, we issued the Notes in the aggregate principal amount of $2,500,000. The Company netted approximately $1,700,000 in cash proceeds from this financing, after taking into consideration placement fees, legal expenses, other offering costs, and funding of an escrow. Placement fees, legal expenses and other offering costs paid were approximately $360,000 and approximately $440,000 was placed into escrow to fund all of the Company's interest payments on the Notes (assuming the Notes continue to accrue interest at the initial rate of 10% per annum.)

         Under the Purchase Agreement, the Note holders may exercise an AIR to purchase up to a total of an additional $1,875,000 in principal amount of Senior Secured Convertible Notes due May 1, 2007 under substantially the same terms and conditions as the Notes. Net of placement fees, legal expenses, other offering costs and escrow deposit, we believe that we would to net approximately $1,300,000 if the AIR is exercised in full. If exercised in full, we anticipate, based on our current plans and assumptions relating to our operations, that the additional working capital provided by the exercise will be sufficient to satisfy our cash requirements through December 31, 2006.

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

         On June 1, 2005, Vaso Active entered into a MOU to settle the consolidated securities class action lawsuit. Under the terms of the MOU, the lead plaintiffs and the settling defendants agree that the final stipulation will contain a disclaimer of liability consistent with the MOU. Subject to the terms and conditions set forth in the MOU, settling defendants will pay into escrow for the benefit of the class $1,100,000 in cash and $750,000 face amount of 2-year 5% subordinated callable notes convertible at $1.75 per share within 10 business days of preliminary approval of the settlement by the court. (The issuance of these convertible notes would require the approval by the purchasers of the Notes in our August 2005 private placement.) In consideration of this payment, the parties will fully and finally release and discharge all claims against each other. The settlement still needs court approval. Vaso Active's insurance carrier has agreed, subject to execution of a definitive agreement, to pay the $1,100,000 cash payment in exchange for a release of its liability under its insurance policy with us.

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

         While a settlement has been agreed to by the lead plaintiffs and the settling defendants in the consolidated securities class action lawsuit, the court has not yet approved the settlement. In addition, although we have entered into agreement in principle to settle the three separate shareholder derivative actions, those agreement will also require court's approval. These securities lawsuits, and others which may be filed, could result in:

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

SEC LITIGATION

         On August 17, 2004, the SEC filed a civil complaint against us alleging violations of securities laws stemming from allegedly misleading disclosures in our initial public offering registration statement, our 2003 annual report and a statement on our website concerning the FDA's approval or qualification of our products. We simultaneously agreed with the SEC to settlement terms without us admitting or denying the allegations of the civil complaint, pursuant to which the company is permanently enjoined from violating the anti-fraud provisions of the 1933 Act and the antifraud and reporting provisions of the 1934 Act. The SEC action filed with the United States District Court for the District of Columbia (the "Court") is styled SECURITIES AND EXCHANGE COMMISSION V. VASO ACTIVE PHARMACEUTICALS, INC. Civil Action No. 04 CV 01395 (RJL) (D.D.C.).

         In the same action, the SEC sued John J. Masiz, our former President and Chief Executive Officer, Alleging the same violations. Mr. Masiz agreed to settlement terms without admitting or denying the allegations of the civil complaint, that likewise enjoin him from violating the antifraud and reporting provisions, and prevent him from serving as an officer or director of any public company, including Vaso Active, for a period of five years. Effective as of August 17, 2004, Mr. Masiz resigned as an executive officer and a director of Vaso Active. He is, however, permitted to remain an active employee and/or consultant of Vaso Active. In light of the foregoing, Vaso Active and Mr. Masiz agreed to terminate his employment agreement and enter into a new agreement. Pursuant to that agreement, Mr. Masiz is providing strategic consulting services regarding sales, marketing and business development to Vaso Active for an initial term through June 30, 2008 and reports to our Chief Executive Officer. Our Chief Financial Officer Joseph Frattaroli serves as our President and Acting Chief Executive Officer while we conduct a search for a new Chief Executive Officer.

         On September 13, 2004, the Court for the District of Columbia entered final judgments against Vaso Active and Mr. Masiz, pursuant to the above referenced settlement terms.

PRIVATE LITIGATION

         In April, May, and June 2004, the Company and certain of its officers (the "Defendants") were sued in several securities class action lawsuits filed in the United States District Court for the District of Massachusetts. The complaints, which sought equitable and monetary relief, an unspecified amount of damages, with interest, attorneys' fees and costs, allegedly were filed on behalf of purchasers of Vaso Active Class A common stock during the period December 11, 2003 to March 31, 2004. The complaints alleged that during the period in question the Defendants violated the federal securities laws by allegedly failing to make accurate and complete disclosures concerning the Company, its financial condition, its business operations and future prospects, the clinical trial and endorsement of the Company's Termin8 anti-fungal product (previously known as "deFEET") and the institutional demand for Vaso Active's securities. These complaints were captioned as follows: DENNIS E. SMITH V. VASO ACTIVE PHARMACEUTICALS, INC., ET AL. , Civ. No. 04-10708 (RCL) (D. Mass.);RICHARD SHAPIRO V. VASO ACTIVE PHARMACEUTICALS, INC., ET AL. , Civ. No. 04-10720 (RCL) (D. Mass.); CHRISTOPHER PEPIN V. VASO ACTIVE PHARMACEUTICALS, INC., ET AL. , Civ. No. 04-10763 (RCL) (D. Mass.); MODHI GUDE, ET AL. V. VASO ACTIVE PHARMACEUTICALS, INC., ET AL. , Civ. No. 04-10789 (RCL) (D. Mass.); KIM

BENEDETTO, ET AL. V. VASO ACTIVE PHARMACEUTICALS, INC., ET AL. , Civ. No. 04-10808 (RCL) (D. Mass.); DEAN DUMMER V. VASO ACTIVE PHARMACEUTICALS, INC., ET AL. , Civ. No. 04-10819 (RCL) (D. Mass.); EDWARD TOVREA V. VASO ACTIVE PHARMACEUTICALS, INC., ET AL. , Civ . No. 04-10851 (RCL); KOUROSH ALIPOR V. VASO ACTIVE PHARMACEUTICALS, INC., ET AL. , Civ. No. 04-10877 (RCL); PAUL E. BOSTROMV. VASO ACTIVE PHARMACEUTICALS, INC., ET AL. , Civ. No. 04-10948 (RCL); IRA A.TURRET SEP-IRA DATED 01/24/02 V. VASO ACTIVE PHARMACEUTICALS, INC., ET AL., Civ.No. 04-10980 (RCL); RICHARD PAGONA V. VASO ACTIVE PHARMACEUTICALS, INC., ET AL., Civ. No. 04-11100 (RCL); JAMES KARANFILIAN V. VASO ACTIVE PHARMACEUTICALS, INC.,ET AL. , Civ. No. 04-11101 (RCL); and CHARLES ROBINSON V. VASO ACTIVEPHARMACEUTICALS, INC., et. al., Civ. No. 04-11221 (RCL). The Court consolidated the above-referenced cases, other than the TOVREA and KARANFILIA complaints in the United States District Court for the District of Massachusetts, under the caption IN RE VASO ACTIVE PHARMACEUTICALS
SECURITIES LITIGATION , Civ. No. 04-10708 (RCL), (the "Consolidated Action"). On November 4, 2004, the Court appointed Schiffrin & Barroway LLP as lead counsel for the Consolidated Action and appointed Shapiro, Haber & Urmy LLP as local counsel. The Court also appointed Edwin Choi, Richard Ching, and Joe H. Huback as interim co-lead plaintiffs, pending a determination of whether the Consolidated Action may proceed as a class action. The Court further ordered that co-lead plaintiffs file a consolidated amended complaint in the Consolidated Action by December 4, 2004. On December 3, 2004, plaintiffs filed the Consolidated Amended Complaint, which added as defendants the Company's directors at the time of our initial public offering and issuance of our 2003 Annual Report, and alleged that during the period in question the Defendants made false and misleading statements concerning FDA approval of its current products and related misstatements and concerning the clinical trial of the anti-fungal product. On January 20, 2005, the Defendants filed an Answer to the Complaint essentially denying the allegations and liability.

         On June 1, 2005, the Company entered into a Memorandum of Understanding Concerning Settlement Terms ("MOU") to settle the consolidated securities class action lawsuit. Under the terms of the MOU, the lead plaintiffs and the settling defendants, which include the Company and its officers and directors at the time of the alleged violations, agree that the final stipulation will contain a disclaimer of liability consistent with the MOU. Subject to the terms and conditions set forth in the MOU, settling defendants will pay into escrow for the benefit of the class $1,100,000 in cash and $750,000 face amount of 2-year 5% subordinated callable notes convertible into Class A Common Stock at $1.75 per share within 10 business days of preliminary approval of the settlement by the court. In consideration of this payment, the parties will fully and finally release and discharge all claims against each other. The settlement still needs court approval. (The issuance of these convertible notes would require the approval by the purchasers of the Notes in our August 2005 private placement. The Company's insurance carrier has agreed, subject to execution of a definitive agreement, to pay the $1,100,000 cash payment in exchange for a release of its liability under its insurance policy with the Company.

         The Company has also been named as a nominal defendant in three shareholder derivative actions, filed in the United States District Court for the District of Massachusetts in April 2004 against the Company's then directors and certain of its officers and against BioChemics, Inc., is styled JOSEPH ROSENKRANTZ V. BIOCHEMICS, INC., ET AL., Civ. No. 04-10792 (RCL) (D. Mass.); the second - filed in June 2004, also against the Company's then directors and certain of its officers and against BioChemics, Inc., is styled WILLIAM POMEROY
V. BIOCHEMICS INC., ET AL., Civ. No. 04-11399 (RCL) (D. Mass.); and the third - filed in the Court of Chancery for the State of Delaware in September 2004 against its then directors and certain of its officers, is entitled DOUGLAS WEYMOUTH V. JOHN J. MASIZ, ET AL., Civ. No. 682-N (collectively, the "Complaints"). The Complaints allege, among other things, that the alleged conduct challenged in the securities cases pending against the Company in Massachusetts (described above) constitutes, among other things, a breach of the Defendants' fiduciary duties to Vaso Active. The Complaints seek equitable and monetary relief, an unspecified amount of damages, and attorneys and other fees, costs and expenses, ostensibly on behalf of Vaso Active. On October 29, 2004, the Massachusetts Court approved a joint motion to consolidate the two Massachusetts derivative actions. On November 19, 2004, the Court issued an order consolidating the derivative actions in the United States District Court for the District of Massachusetts and captioned the consolidated action IN RE:
VASO ACTIVE PHARMACEUTICALS, INC. DERIVATIVE LITIGATION, Master Docket No. 04-10792-RCL. On January 12, 2005, the Court entered a Procedural Order of Dismissal which dismissed the consolidated derivative action, without prejudice, pending the occurrence of the earlier of (a) the entry of an order in connection with a motion to dismiss filed in the securities class action lawsuit or (b) the filing of an answer by all defendants in the securities class action. This order also stated that the derivative litigation could be restored to the docket after either of the triggering events mentioned above occurred and a motion was filed by either party within 30 days after the occurrence of such an event. On February 3, 2005, plaintiffs in the consolidated derivative action filed an unopposed motion to restore the action to the docket, which was granted on February 23, 2005. On March 7, 2005, plaintiffs filed an amended complaint in this matter, and the defendants filed their answers on March 28, 2005.

         The Company has entered into agreements in principle with the plaintiffs in the derivative actions pursuant to which the Company will maintain certain corporate governance changes previously instituted and will adopt certain additional corporate governance changes. The Company also will pay plaintiffs' attorneys fees in the aggregate amount of $25,000 in cash and $120,000 face amount 2-year 5% subordinated callable notes convertible into Class A common stock at $1.75 per share. (The issuance of these convertible notes would require the approval by the purchasers of the Notes in our August 2005 private placement.)

         Although the Company has been defending and now is seeking to settle these cases, there can be no guarantee as to the ultimate outcome of these matters. There is also no guarantee that these will be the only lawsuits brought against the Company with respect to these matters. There is also no assurance that these matters will be resolved in our favor. An unfavorable outcome of these matters would have a material adverse impact on our business, results of operations, financial position or liquidity.

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

ITEM 6.  EXHIBITS

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

                                    SIGNATURE

         In accordance with Section 13 and 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 22, 2005

                                VASO ACTIVE PHARMACEUTICALS, INC.

                                By:  /s/ Joseph Frattaroli
                                    --------------------------------------------
                                    Joseph Frattaroli
                                    President and Acting Chief Executive Officer
                                    Chief Financial Officer