Form 10QSB
period 2005-09-30
VASO ACTIVE PHARMACEUTICALS INC
filed 2005-11-14
CIK 1232400

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, Class A, $0.0001 par value             5,828,613 shares outstanding on November 11, 2005
Common stock, Class B, $0.0001 par value             4,500,000 shares outstanding on November 11, 2005


Transitional Small Business Disclosure Format (check one): Yes [ ] No [x]

                                             VASO ACTIVE PHARMACEUTICALS, INC.

                                                    INDEX TO FORM 10-QSB


                                                                                                                 page
PART I.  FINANCIAL INFORMATION

ITEM 1 - Condensed Financial Statements (unaudited):

Condensed Balance Sheets as of September 30, 2005 and December 31, 2004                                            3
Condensed Statements of Operations for the Three and Nine-month Periods Ended September 30, 2005 and 2004          4
Condensed Statements of Cash Flows for the Nine-Month Periods Ended September 30, 2005 and 2004                    5
Notes to the Condensed Financial Statements                                                                        6

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations                    12

ITEM 3 - Controls and Procedures                                                                                  30

PART II .           OTHER INFORMATION

ITEM 1 - Legal Proceedings                                                                                        31
ITEM 6 - Exhibits                                                                                                 33
Signature                                                                                                         34


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

                             VASO ACTIVE PHARMACEUTICALS, INC.
                                  CONDENSED BALANCE SHEETS


                                                          SEPTEMBER 30,       DECEMBER 31
                                                          -------------      -------------
                                                              2005               2004
                                                          -------------      -------------
             ASSETS                                        (UNAUDITED)
CURRENT ASSETS:
Cash and cash equivalents                                 $   1,613,938      $   2,175,388
Accounts receivable                                                 904                888
Inventory                                                       126,717            140,296
Prepaid expenses                                                 43,482             28,995
                                                          -------------      -------------

 TOTAL CURRENT ASSETS                                         1,785,041          2,345,567

Restricted cash                                                 437,000                 --
Prepaid offering costs - net                                    350,087                 --
Property and equipment - net                                     57,554             37,551
                                                          -------------      -------------
                                                          $   2,629,682      $   2,383,118
                                                          =============      =============

         LIABILITIES AND STOCKHOLDERS'( DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable                                          $     525,410      $     474,369
Accrued compensation                                             29,658             43,805
Other accrued expenses                                          145,141            116,045
Obligations under capital leases - short-term portion             2,351                 --
Due to parent company                                            44,753             10,780
                                                          -------------      -------------
TOTAL CURRENT LIABILITIES                                       747,313            644,999

LONG-TERM LIABILITIES:
Senior secured convertible notes, net of discount             2,026,017                 --
Accrued legal settlement                                        885,000                 --
Obligations under capital leases - long-term portion             12,231                 --
                                                          -------------      -------------
TOTAL LONG-TERM LIABILITIES                                   2,923,248                 --

Commitments and contingencies (Note 4)
                                                          -------------      -------------
                                                              3,670,561            644,999
                                                          -------------      -------------
STOCKHOLDERS' EQUITY:
Preferred stock - $0.0001 par value; authorized
10,000,000 shares; issued and outstanding, none                      --                 --
Common stock - $0.0001 par value; authorized
                                                                  1,033              1,033
Additional paid-in capital                                    8,630,629          8,093,656
Deferred compensation                                          (138,474)          (183,777)
Accumulated deficit                                          (9,534,067)        (6,172,793)
                                                          -------------      -------------

TOTAL STOCKHOLDERS' (DEFICIT) EQUITY                         (1,040,879)         1,738,119
                                                          -------------      -------------
                                                          $   2,629,682      $   2,383,118
                                                          =============      =============


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS.






                                            VASO ACTIVE PHARMACEUTICALS, INC.
                                      UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                           THREE-MONTH PERIOD                   NINE-MONTH PERIOD
                                                           ENDED SEPTEMBER 30,                 ENDED SEPTEMBER 30,
                                                     ------------------------------      ------------------------------
                                                         2005              2004              2005              2004
                                                     ------------      ------------      ------------      ------------

Net revenues                                         $      4,261      $      2,632      $     20,057      $     10,641
Cost of revenues                                            4,553             2,743            24,268            48,371
                                                     ------------      ------------      ------------      ------------
  GROSS PROFIT                                               (292)             (111)           (4,211)          (37,730)
                                                     ------------      ------------      ------------      ------------

Costs and expenses:
 Marketing, advertising and promotion                      10,221            79,796           211,957           156,645
 Selling, general and administrative                      760,332           578,707         1,905,424         3,264,252
 Research and development                                  67,879            71,187           272,772           241,109
 Legal settlement                                         135,000                --           885,000                --
                                                     ------------      ------------      ------------      ------------

Loss from operations                                     (973,724)         (729,801)       (3,279,364)       (3,699,736)

Other income (expense), net                               (93,872)           13,644           (81,910)           36,025
                                                     ------------      ------------      ------------      ------------

 NET LOSS                                            $ (1,067,596)     $   (716,157)     $ (3,361,274)     $ (3,663,711)
                                                     ============      ============      ============      ============

 Net loss per share - basic and diluted (Note 2)     $      (0.10)     $      (0.07)     $      (0.33)     $      (0.36)
                                                     ============      ============      ============      ============

Weighted average shares outstanding - basic and
 diluted (Note 2)                                      10,328,613        10,328,613        10,328,613        10,286,077
                                                     ============      ============      ============      ============


                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS.






                                                  VASO ACTIVE PHARMACEUTICALS, INC.
                                            UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                                                              NINE-MONTH PERIOD ENDED SEPTEMBER 30,
                                                                                              -------------------------------------
                                                                                                 2005                      2004
                                                                                              -----------               -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                      $(3,361,274)              $(3,663,711)
Adjustments to reconcile net loss to net cash used in operating activities:
 Depreciation and amortization                                                                     74,454                     1,331
 Stock-based compensation                                                                          45,303                   139,235
  Inventory write-down                                                                             10,632                    38,871
 Accrued legal settlement                                                                         885,000                   200,000
 Increase (decrease) in cash from change in:
Accounts receivable                                                                                   (16)                     (489)
Inventory                                                                                           2,947                  (103,557)
Prepaid expenses                                                                                  (14,487)                   41,040
Accounts payable                                                                                   51,041                   262,588
Accrued compensation                                                                              (14,147)                 (224,429)
Other accrued expenses                                                                             29,096                  (183,927)
                                                                                              -----------               -----------
Net cash used in operating activities                                                          (2,291,451)               (3,493,048)
                                                                                              -----------               -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to restricted cash                                                                     (437,000)                       --

Purchase of property and equipment                                                                (14,064)                  (38,094)
                                                                                              -----------               -----------
   Net cash used in investing activities                                                         (451,064)                  (38,094)
                                                                                              -----------               -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of Class A common stock                                                                      --                   450,000
 Issuance of senior secured convertible notes                                                   2,500,000                 7,500,000
 Offering costs associated with the issuance of senior secured convertible notes                 (352,155)                       --
 Repayment of convertible notes                                                                        --                (7,500,000)
 Repayments of capital lease obligations                                                             (753)                       --
 Due to/from parent company - net                                                                  33,973                   (11,840)
                                                                                              -----------               -----------
  Net cash provided by financing activities                                                     2,181,065                   438,160
                                                                                              -----------               -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                        (561,450)               (3,092,982)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                  2,175,388                 6,109,775
                                                                                              -----------               -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                      $ 1,613,938               $ 3,016,793
                                                                                              ===========               ===========

SUPPLEMENTAL DISCLOSURES:
  Interest paid                                                                               $        --               $        --
  Income taxes paid                                                                                    --                        --

NONCASH DISCLOSURES:
  Fair value of warrants issued in conjunction with issuance of senior
    secured convertible notes                                                                 $   536,973               $        --
  Issuance of capital leases to purchase property and equipment                                    15,335                        --


                        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS.


                                                                 5

                        VASO ACTIVE PHARMACEUTICALS, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

         THE COMPANY - Vaso Active Pharmaceuticals, Inc. (the "Company") is an early-stage company focused on commercializing, marketing and selling over-the-counter ("OTC") pharmaceutical products that incorporate a patented vaso active lipid encapsulated ("VALE") technology and a proprietary PENtoCORE technology. The Company is engaged in a single operating segment of the OTC pharmaceutical industry.

         The Company licenses the VALE patents and PENtoCORE technology from BioChemics, Inc. ("BioChemics"), a privately owned biopharmaceutical company. The Company issued 4,500,000 shares of its Class B common stock to BioChemics in consideration for the exclusive worldwide rights to commercialize, market and sell OTC pharmaceutical products that incorporate the VALE technology. These shares were issued pursuant to authorization by the Company's Board of Directors on June 20, 2003. At September 30, 2005, these shares of Class B common stock represented approximately 70% of the combined voting power of the Company's common stock.

         RECENT REGULATORY ACTIONS TAKEN AGAINST THE COMPANY BY THE SEC - On August 17, 2004, the U.S. Securities and Exchange Commission (the "SEC") filed a civil complaint against the Company alleging violations of securities laws stemming from allegedly misleading disclosures in the Company's initial public offering registration statement, its 2003 annual report and a statement on its website concerning the Food and Drug Administration's (the "FDA") approval or qualification of the Company's products. The Company simultaneously agreed with the SEC to settlement terms without the Company admitting or denying the allegations of the civil complaint, pursuant to which the Company is permanently enjoined from violating the anti-fraud provisions of the Securities Act of 1933, as amended, and the antifraud and reporting provisions of the Securities Exchange Act of 1934, as amended. The SEC action filed with the United States District Court for the District of Columbia (the "Court") is styled SECURITIES AND EXCHANGE COMMISSION V. VASO ACTIVE PHARMACEUTICALS, INC. Civil Action No. 04 CV 01395 (RJL) (D.D.C.).

         In addition, the SEC formally sued John J. Masiz, formerly the Company's President and Chief Executive Officer, alleging the same violations. Mr. Masiz agreed to settlement terms without admitting or denying the allegations of the civil complaint, that likewise enjoin him from violating the antifraud and reporting provisions, and prevent him from serving as an officer or director of any public company, including the Company, for a period of five years. Effective as of August 17, 2004, Mr. Masiz resigned as Chief Executive Officer and a director of the Company. He is, however, permitted to remain an active employee and/or consultant of the Company. In light of the foregoing, the Company and Mr. Masiz agreed to terminate his employment agreement and enter into a new agreement. Pursuant to that agreement, Mr. Masiz is providing strategic consulting services regarding sales, marketing and business development to the Company for an initial term through June 30, 2008 and reports to the Chief Executive Officer of the Company. The Company's Chief Financial Officer serves as the President and Acting Chief Executive Officer.

         On September 13, 2004, the Court for the District of Columbia entered final judgments against the Company and Mr. Masiz, pursuant to the above referenced settlement terms.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION - The accompanying unaudited condensed financial statements have been prepared on the same basis as the annual financial statements. In the opinion of management, all significant adjustments, which are normal and recurring in nature and necessary for the fair presentation of the

Company's financial position, cash flows and results of operations, have been consistently recorded. The operating results for the interim period presented are not necessary indicative of expected performance for the entire year.

         GOING CONCERN - The Company has a limited operating history and has incurred substantial net losses since its inception. The Company's principal risks include its ability to successfully develop and market its products and product candidates in the highly regulated environment that the Company operates, competition from substitute products and larger companies, dependence on key personnel and continued dependence on BioChemics for manufacturing and product development.

         These unaudited condensed financial statements have been prepared on the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. On August 16, 2005, the Company sold $2,500,000 in aggregate principal amount of Senior Secured Convertible Notes due May 1, 2007, (the "Notes") to independent institutional investors (see Note 3). The Notes included rights ("Rights") to purchase up to $1,875,000 in aggregate principal amount of additional Notes at any time through the maturity date of the Notes.

         The Company intends to continue as a going concern. If no portions of the Rights are exercised, management believes that, based on its current operating plans and assumptions, current working capital will be sufficient to satisfy cash requirements through May 31, 2006. If the note holders exercise the Rights in full, management believes that the additional working capital provided by the exercise will be sufficient to satisfy cash requirements through December 31, 2006. However, there can be no assurance that any of the Rights will be exercised. Management continues to seek various fund-raising strategies to pursue.

         USE OF ESTIMATES AND JUDGMENTS. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates relied upon in preparing these financial statements include revenue recognition, allowances for doubtful accounts, product return reserves, expected future cash flows used to evaluate the recoverability of long-lived assets and the determination of the useful lives of property and equipment. Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known.

         CASH AND CASH EQUIVALENTS. All highly liquid investments with remaining maturities of three months or less when purchased are considered to be cash equivalents. The Company invests its excess cash in money market funds that invest primarily in U.S. government securities, commercial paper and municipal obligations, which are subject to minimal credit and market risk.

         INVENTORY. Inventory is valued at the lower of cost or market. Cost is determined on a first-in, first-out basis. All inventory is in the form of finished goods.

         DUE TO PARENT - Pursuant to a license agreement, a manufacturing agreement, a registration rights agreement and as well as the allocation of overhead and other administrative services, the Company's transactions are processed through an inter-company account, due to/from parent, the balance of which represents the net obligation from the Company to BioChemics, or vice-versa.

         REVENUE RECOGNITION - The Company recognizes revenue from product sales in accordance with accounting principles generally accepted in the United States of America, including the guidance in Staff Accounting Bulletin, or SAB, Bulletin No. 104 "Revenue Recognition and Statement of Financial Accounting Standards, or SFAS, No. 48, "Revenue Recognition When Right of Return Exists."

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

         STOCK-BASED COMPENSATION - The Company accounts for stock-based employee compensation arrangements using the intrinsic value method in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under the intrinsic value method, compensation associated with stock awards to employees and non-employee directors is determined as the excess, if any, of the current fair value of the underlying common stock on the date compensation is measured over the price an employee or director must pay to exercise the award. The Company accounts for stock options and awards to non-employees using the fair value method.

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

                                                                                  THREE-MONTH             THREE-MONTH
                                                                                  PERIOD ENDED            PERIOD ENDED
                                                                               SEPTEMBER 30, 2005      SEPTEMBER 30, 2004
                                                                               ------------------      ------------------
Net loss, as reported                                                          $       (1,067,596)     $         (716,157)
Add: stock-based compensation included in the determination of net loss                    15,101                  15,101

Less: stock-based compensation had all options been recorded at fair value               (111,133)               (105,176)
                                                                               ------------------      ------------------

Adjusted net loss                                                              $       (1,163,628)     $         (806,232)
                                                                               ==================      ==================

Weighted average shares outstanding, basic and diluted                                 10,328,613              10,328,613
                                                                               ==================      ==================
Net loss per share, basic and diluted, as reported                             $            (0.10)     $            (0.07)
                                                                               ==================      ==================

Adjusted net loss per share, basic and diluted                                 $            (0.11)     $            (0.08)
                                                                               ==================      ==================


                                                                                   NINE-MONTH              NINE-MONTH
                                                                                  PERIOD ENDED            PERIOD ENDED
                                                                               SEPTEMBER 30, 2005      SEPTEMBER 30, 2004
                                                                               ------------------      ------------------
Net loss, as reported                                                          $       (3,361,274)     $       (3,663,711)
Add: stock-based compensation included in the determination of net loss                    45,303                 139,235

Less: stock-based compensation had all options been recorded at fair value               (323,264)               (737,219)
                                                                               ------------------      ------------------

Adjusted net loss                                                              $       (3,639,235)     $       (4,261,695)
                                                                               ==================      ==================

Weighted average shares outstanding, basic and diluted                                 10,328,613              10,286,077
                                                                               ==================      ==================
Net loss per share, basic and diluted, as reported                             $            (0.33)     $            (0.36)
                                                                               ==================      ==================
Adjusted net loss per share, basic and diluted                                 $            (0.35)     $            (0.41)
                                                                               ==================      ==================


         NET LOSS PER SHARE - Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share reflects, in addition to the weighted average number of common shares, the potential dilution if stock options and warrants outstanding were exercised and/or converted into common stock, unless the effect of such equivalent shares was antidilutive.

         For the three-month and nine-month periods ended September 30, 2005 and 2004, the effect of stock options and other potentially dilutive shares were excluded from the calculation of diluted net loss per common share as their inclusion would have been antidilutive.

         RECLASSIFICATIONS - Certain reclassifications have been made to the 2004 amounts to conform to the 2005 presentation.

3. SENIOR SECURED CONVERTIBLE NOTES

         On August 16, 2005, the Company sold $2,500,000 in aggregate principal amount of Senior Secured Convertible Notes due May 1, 2007, (the "Notes") to independent institutional investors. The Notes are convertible at any time into shares of the Company's Class A common stock at a price of $0.70 per share, subject to adjustment under certain circumstances. The investors also received five-year warrants (the "Warrants") to purchase a total of 1,298,701 shares of the Company's Class A common stock at an exercise price of $0.77 per share. In addition, the investors received rights ("Rights") to purchase up to $1,875,000 in aggregate principal amount of additional Notes at any time through the maturity date of the Notes, together with additional Warrants to purchase a total of 974,026 shares of Class A common stock. The additional Notes are convertible and the additional Warrants are exercisable at the same respective prices per share as the Notes and Warrants.

         The Notes bear interest, payable quarterly, at the six month LIBOR plus 6.0%, with a floor of 10.0% and a ceiling of 12.0%. As part of the agreement, the Company has placed $437,000 into escrow for the purpose of funding substantially all of the interest payments due under the Notes and such amount is reflected as restricted cash on the balance sheet.

         The Notes are secured by substantially all of the Company's assets and rank senior to all corporate indebtedness. The terms of the Notes permit the Company to finance capital equipment purchases, provided the lender is given a security interest only in the specific assets being financed. On conversion or full payment, the senior security interests included in the Notes will terminate.

         The Company incurred debt issuance costs of approximately $377,725 in connection with this transaction. These costs include $25,570, which represents the fair value of 64,935 warrants issued to third party financial advisors to this transaction. The debt was issued with detachable warrants valued at $511,403, which represents the fair value of the Warrants calculated using the Black-Scholes valuation model. The key assumptions used in the Black-Scholes valuation calculations were an expected life of two and one-half years, expected volatility of 98%, a risk free rate of return of 4.04% and no expected dividends.

         The debt issuance costs are deferred and included in other assets on the balance sheets. The debt issuance costs are amortized over the term of the related debt issuance. The amortization expense is included in interest expense on the statement of operations.

         The value of the detachable warrants is accounted for as a discount on the debt and is amortized over the life of the debt as interest expense.

4. COMMITMENTS AND CONTINGENCIES

         EMPLOYMENT AGREEMENTS - The Company has non-cancelable employment agreements with the Acting Chief Executive Officer through February 28, 2006 and the Chief Scientific Officer and the former Chief Executive Officer, through June 30, 2008. The remaining payments due under these employment contracts are as follows - $122,500 for 2005, $344,167 for 2006, $315,000 for 2007; and
$157,500 for 2008.

         LITIGATION - In April, May, and June 2004, the Company and certain of its officers (the "Defendants") were sued in several securities class action lawsuits filed in the United States District Court for the District of Massachusetts. The complaints, which sought equitable and monetary relief, an unspecified amount of damages, with interest, attorneys' fees and costs, were filed on behalf of purchasers of the Company's Class A common stock during the period December 9, 2003 to March 31, 2004. The complaints alleged that during the period in question the Defendants violated the federal securities laws by allegedly failing to make accurate and complete disclosures concerning the Company, its financial condition, its business operations and future prospects, the clinical trial and endorsement of the Company's Termin8 anti-fungal product and the institutional demand for the Company's securities. The majority of these complaints were consolidated in the United States District Court for the District of Massachusetts, under the caption IN RE VASO ACTIVE PHARMACEUTICALS SECURITIES LITIGATION, Civ. No. 04-10708 (RCL), (the "Consolidated Action").

         The Company was also named as a nominal defendant in three shareholder derivative actions two of which were filed in the United States District Court for the District of Massachusetts. The first, filed in April 2004 against the Company's then directors and certain of its officers and against BioChemics, Inc. is styled JOSEPH ROSENKRANTZ V. BIOCHEMICS, INC., ET AL., Civ. No. 04-10792
(RCL) (D. Mass.); the second, filed in June 2004, also against the Company's then directors and certain of its officers and against BioChemics, Inc. is styled WILLIAM POMEROY V. BIOCHEMICS INC., ET AL., Civ. No. 04-11399 (RCL) (D. Mass.); and the third, filed in the Court of Chancery for the State of Delaware in September 2004 against its then directors and certain of its officers is entitled DOUGLAS WEYMOUTH V. VASO ACTIVE ET AL., Civ. No. 682-N (collectively, the "Complaints"). The Complaints alleged, among other things, that the alleged conduct challenged in the securities class action cases pending against the Company in Massachusetts (described above) constitutes a breach of the Defendants' fiduciary duties to the Company. The Complaints seek equitable and monetary relief, an unspecified amount of damages, and attorneys and other fees, costs and expenses, ostensibly on behalf of the Company. On October 29, 2004, the Massachusetts Court approved a joint motion to consolidate the two Massachusetts derivative actions. The Delaware court approved the parties' stipulated stay of all proceedings in the Delaware derivative action, at least until the resolution of any motion to dismiss the consolidated securities fraud litigation.

         In September 2005, the Company and certain of its officers and directors entered into agreements to settle all shareholder actions (the "Class Actions") and derivative shareholder actions filed against it and certain named officers and directors (the "Derivative Actions"). The appropriate papers have been filed with the court seeking dismissal of these actions. The parties to the agreements obtained the court's preliminary approval of the settlements on October 4, 2005. Under the terms of the Class Action Agreement, the Company, disclaiming any liability, has caused to be paid into escrow for the benefit of the putative class $1,100,000 in cash. The Company's insurance carrier agreed to pay and has paid such $1,100,000 cash payment in exchange for a release of its liability under its insurance policy with the Company. The Company also will issue $750,000 face amount of 2-year 5% subordinated callable notes convertible at $1.75 per share (with full dilution protection) within ten business days of
(i) receipt of instructions from the Claims Administrator following its calculation of the number of notes to be distributed to class members after its processing of claims, and (ii) signing of the Class Distribution Order by the court approving the Class Administrator's determinations concerning the acceptance and/or rejection of the claims. Under the terms of the Derivative Action Agreement, the Company, disclaiming any liability, agreed to pay to plaintiffs' counsel a total of $25,000 in cash and $110,000 face amount of 2-year 5% subordinated callable notes convertible at $1.75 per share within thirty business days of final court approval of the Derivative Action Agreement. In addition, the terms of the Derivative Action Agreement require the Company to institute or maintain certain corporate governance guidelines. In consideration of these settlements, the parties agreed to fully and finally release and discharge all claims against each other. Following fairness hearings on the settlements, which have been scheduled for December 14, 2005, the Court still must decide whether to give final approval of the settlements.

         For the nine-month periods ended September 30, 2005 and 2004, the Company recorded approximately $2,031,000 and $1,022,000, respectively, in expenses to defend itself in the private litigation matters discussed above and the SEC matters described in Note 2, including legal, accounting and other consulting fees. The September 30, 2005 amounts include the $885,000 charge in connection with the Company's settlement of the consolidated securities class action lawsuit and derivative suits. The Company will not record the $750,000 and $110,000 subordinated callable notes payable until final approval of the settlement by the court, but the Company has recorded a charge for these proposed settlement charges of $885,000 (which also includes $25,000 to be paid in cash to plaintiff's counsel) and the liability is recorded as "Accrued legal settlement" on the balance sheet at September 30, 2005. The execution of the subordinated callable notes payable will result in a balance sheet reclassification, and $860,000 of "Accrued legal settlement" will be reclassified to subordinated callable notes payable.

5. SUBSEQUENT EVENTS

         As described in Note 3, in August 2005, the Company sold $2,500,000 in aggregate principal amount Notes.

         Pursuant to the Purchase Agreement, the Company was required on or before October 15, 2005 to file a registration statement with the Securities and Exchange Commission relating to the resale of the shares of Class A Common Stock underlying the Notes, the Warrants and the Additional Investment Rights. The Company has obtained written extensions from the institutional investors until December 15, 2005 to file this registration statement. By November 7, 2005, the Company had received executed counterparts of the extension letter from all of the institutional investors. However, the extension was granted effective as of October 12, 2005.

         In exchange for receiving this extension, the Company has agreed to issue five-year warrants to the institutional investors in the near future to purchase a total of 100,000 shares of Class A Common Stock at an exercise price of $1.00 per share. The other terms of these warrants (including anti-dilution adjustments) are substantially the same as the Warrants issued to the investors in the August 2005 financing.

         In addition, the Purchase Agreement provides that the Company must increase the number of authorized shares of Class A Common Stock by amending its Certificate of Incorporation in order to have a sufficient number of shares of Class A Common Stock authorized to be issued in connection with the Additional Investment Rights. In the extension letter, the institutional investors also have deemed the Company to have satisfied this requirement as a result of the fact that BioChemics, Inc., the Company's controlling stockholder, has agreed not to exercise its right to convert its 4,500,000 shares of the Company's Class B Common Stock, par value $0.0001, into an equal number of shares of Class A Common Stock prior to December 31, 2005.

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

BUSINESS OVERVIEW
-----------------

         Vaso Active Pharmaceuticals, Inc., or "Vaso Active" or the "Company," is an early stage company, organized in January 2003, which focuses on commercializing, marketing and selling over-the-counter pharmaceutical products that incorporate a patented vaso active lipid encapsulated ("VALE") technology and a proprietary PENtoCORE technology.

         The unique VALE technology is a patchless, lipid-based delivery system which the Company's parent, Biochemics, is formulating into various applications which the Company hopes to market in the future, subject to receipt of appropriate Food and Drug Administration, or FDA, approvals. The technology uses an active process, incorporating chemical vasodilators, to deliver drugs through the skin and into the bloodstream.

         The PENtoCORE technology is a topical formulation, in contrast to the VALE transdermal technology. The Company is currently marketing three products that incorporate the proprietary PENtoCORE technology; the Company has one additional product candidate currently undergoing package design and branding and multiple additional product candidates at various stages of formulation and development, none of which have yet been registered with the FDA.

         We began our operations in January 2001, as a division of BioChemics, Inc., a privately-owned biopharmaceutical company engaged in the development of transdermal and topical drug delivery systems. BioChemics is based in Danvers, Massachusetts. BioChemics was founded in 1989 by John J. Masiz and was incorporated in Delaware in 1991. BioChemics began developing the VALE technology in 1989 and has subsequently been issued four U.S. patents in connection with this technology. BioChemics has licensed the VALE patents and the PENtoCORE technology to us.

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

         Our general business strategy was adversely affected beginning in April 2004 by regulatory action taken against us and our former President and private securities actions taken against us and our management. At the same time, we suspended the marketing and sale of our products until we were reasonably sure that our product marketing was consistent with the FDA's requirements and policies. We also voluntarily delisted our common stock from trading on NASDAQ. As a result of our voluntary delisting and the continuation of the delisting of our securities, the action taken by the Securities and Exchange Commission, or SEC, against us, issues regarding the regulatory status of our products, and the significant decline in the market value of our securities concurrent with and subsequent to these matters, several shareholder actions were filed against Vaso Active and its officers and directors.

         In August 2005 we completed a $2,500,000 convertible note financing as described below.

         In September 2005, the Company and certain of its officers and directors entered into agreements to settle (i) a consolidated securities class action lawsuit that alleged that the Company and those individuals violated the federal securities laws with respect to certain disclosures concerning the Company; and (ii) derivative lawsuits based on the class action allegations. In October 2005, the court granted preliminary approval to each of the litigation settlements, following which joint notices of the settlements and claim forms were sent to appropriate stockholders. A Final Hearing regarding the settlements is scheduled to be held on December 14, 2005.Following this hearing, the court will decide whether to give final approval of the settlements.

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

THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

         NET REVENUES - On April 8, 2004, we suspended the marketing and sale of our products until we were reasonably sure that our product marketing was consistent with the FDA's requirements and policies and that all outstanding matters had been addressed to the satisfaction of the SEC. See discussion under "Overview, Key Business Challenges and Risks." In May 2004, together with outside FDA counsel, we revised our product labels and in September 2004 began shipping our products on a limited basis. Although these products are now on the market, we have not made significant shipments to date. Net revenues increased $1,629 to $4,261 for the three month period ended September 30, 2005 as compared to $2,632 in the prior comparable period. However, as a result of the limited revenues during these periods, we believe net revenue comparisons are not meaningful.

         COST OF SALES - Cost of sales increased $1,810 to $4,553 during the three month period ended September 30, 2005 from $2,743 in the comparable period in 2004. In general, our cost of sales is variable to our net revenues. However, certain manufacturing events such as inventory adjustments may distort our cost of sales, and therefore our gross profit, during any particular period. However, as a result of the limited revenues during these periods, we do not believe cost of sales comparisons are meaningful.

         GROSS PROFIT - Gross profit as a percentage of net revenues for both the three month period ended September 30, 2005 and September 30, 2004 are negative as a direct result of the initial production expenses causing erratic results over a low level of revenue activity. We do not believe that any comparison between periods is meaningful in our current stage of development.

         MARKETING, ADVERTISING AND PROMOTION - Marketing, advertising and promotion expenses decreased by $69,575 to $10,221 for the three-month period ended September 30, 2005 from $79,796 during the three-month period ended September 30, 2004. This decrease was due to our efforts to conserve working capital pending future financing. We resumed the funding for broadcasting television commercials from proceeds received from our August 16, 2005 sale of Notes. You should refer to the discussion under "Outlook For Remainder of 2005."

         SELLING, GENERAL AND ADMINISTRATIVE - Selling, general and administrative expenses increased by $181,625 to $760,332 during the three-month period ended September 30, 2005 as compared to $578,707 in the comparable period in 2004. Salaries and wages paid to our employees, legal and professional costs represent the largest costs recorded under selling, general and administrative expense. During the three-months ended September 30, 2005, we incurred significant legal and other professional costs in connection with the final settlements of the consolidated class action lawsuit, the derivative suits, review of documentation for the sale of Notes and preparation of proxy in connection with the upcoming annual meeting. As a result, legal and professional fees increased approximately $170,000 to $356,000 in 2005 as compared to $186,000 in the prior comparable period.

         We are required to record stock-based compensation when we grant options to purchase our common stock to non-employees in accordance with SFAS
123. The value of these options is calculated using the Black-Scholes option-pricing model. Included in the salaries, wages and related personnel costs in both periods is approximately $13,700 of stock-based compensation.

         RESEARCH AND DEVELOPMENT - Research and development expenses decreased by $3,308 to $67,879 for the three-month period ended September 30, 2005 as compared to $71,187 in the comparable prior period. Beginning in January 2004, we engaged Biochemics to provide services pursuant to a February 2003 manufacturing and development agreement. These services related in part to the formulation of a topical analgesic utilizing the active ingredient ibuprofen. These charges have been consistent from period to period, with slight variations due to the change in lab supplies. In August we suspended spending on research and development of the ibuprofen product candidate pending the outcome of our discussions relative to our license agreement with Biochemics. We are continuing spending on development of new OTC product candidates and on use improvements to our existing products.

         LEGAL SETTLEMENT - On September 21 and 22, 2005, respectively, the Company and certain of its officers and directors entered into agreements to settle the previously reported consolidated securities class action and derivative lawsuits based on the class action allegations and filed appropriate papers with the Court seeking dismissal of the actions. As a result of the derivative settlement, we incurred a charge of $135,000 in the three month period ended September 30, 2005. Charges incurred for the settlement of the consolidated securities class action were expensed in previous periods.

NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

         NET REVENUES - Net revenues increased $9,416 to $20,057 for the nine month period ended September 30, 2005 as compared to $10,641 in the prior comparable period. However, as a result of the limited revenues during these periods, we believe net revenue comparisons are not meaningful.

         COST OF SALES - Cost of Sales decreased $24,103 to $24,268 during the nine month period ended September 30, 2005 from $48,371 in the comparable prior period. In general, our cost of sales is variable to our net revenues. However, certain manufacturing events such as inventory adjustments may distort our cost of sales, and therefore our gross profit, during any particular period. In the nine month period ended September 30, 2005 we wrote off $10,632 of unrecoverable inventory which compared to $38,871 that was written off as unrecoverable in the comparable prior period. However, as a result of the limited revenues during these periods, we do not believe cost of sales comparisons are meaningful.

         GROSS PROFIT - Gross profit as a percentage of net revenues for both the nine month period ended September 30, 2005 and September 30, 2004 are negative as a direct result of the matters discussed under the Cost of Sales discussion above related the write-off of unrecoverable inventory. We do not believe that any comparison between periods is meaningful in our current stage of development.

         MARKETING, ADVERTISING AND PROMOTION - Marketing, advertising and promotion expenses increased $55,312 to $211,957 for the nine-month period ended September 30, 2005 from $156,645 for the nine-month period ended September 30, 2004. The prior period included stock based compensation for the award of a warrant to purchase 225,000 shares of common stock. As this warrant was completely vested, we recorded a charge of approximately $96,000. Excluding this non-recurring event, expenses were $151,312 higher than in the comparable prior period. This increase was primarily attributable to $103,775 in costs we incurred in connection with our launch of a series of 60 and 120 second television commercials for the Osteon product throughout the United States.

         Costs for marketing, advertising and promotion were significantly less in 2004 because on April 8, 2004 we committed not to market or sell our products until we were reasonably sure that the marketing and sale of our products was consistent with the FDA's requirements and policies. See discussion under "Overview, Key Business Challenges and Risks"

         SELLING, GENERAL AND ADMINISTRATIVE - Selling, general and administrative expenses decreased by $1,358,828 to $1,905,424 during the nine-month period ended September 30, 2005 as compared to $3,264,252 in the comparable period in 2004. In the comparable prior year period, we incurred significant non-recurring expenses, including financing fees, legal, accounting and other expenses in connection with the private placement of convertible notes in early 2004 and the subsequent unwinding of that transaction. We also incurred the significant expenses in 2004 associated with the amending of our previously filed annual report, legal fees associated with representing ourselves to the SEC and FDA and to defend ourselves in the shareholder class action and derivative law suits. See discussion under "Overview, Key Business Challenges and Risks." We incurred approximately $433,000 in total combined legal fees and approximately $259,700 in business, financial and other professional services during the nine month period ended September 30, 2005, as compared to approximately $1,040,000 in total combined legal fees, approximately $376,000 in business, financial and other professional services and $615,000 in professional and settlement fees we incurred in connection with our March 16, 2004 Private Investment in Public Entity transaction during the nine-month period ended September 30, 2004. These factors represent the majority of the decrease in selling, general and administrative expenses.

         During the nine-months ended September 30, 2005, other selling, general and administrative expenses we incurred were $581,400 in salaries, wages and related personnel costs; approximately $176,000 for various insurance premiums typical of a public company; approximately $142,300 for board of director compensation, approximately $34,400 in management fees paid to BioChemics, approximately $69,675 in registered accountant fees, approximately $33,000 in computer consulting services, approximately $54,625 in travel and entertainment and approximately $32,920 in rent expense. The remaining selling, general and administrative expenses pertained to our general operations.

         We are required to record stock-based compensation when we grant options to purchase our common stock to non-employees in accordance with SFAS
123. The value of these options is calculated using the Black-Scholes option-pricing model. Included in the salaries, wages and related personnel costs in both periods is approximately $41,184 of stock-based compensation.

         RESEARCH AND DEVELOPMENT - Research and development expenses increased by $31,663 to $272,772 for the nine-month period ended September 30, 2005 as compared to $241,109 in the comparable prior period. Beginning in January 2004, we engaged Biochemics to provide services pursuant to a February 2003 manufacturing and development agreement. Expenses in this area have increased as a direct result of utilizing more of Biochemics' research and development resources during the nine month period ended September 30, 2005. These services related in part to the formulation of a topical analgesic utilizing the active ingredient ibuprofen. In August we suspended spending on research and development of the ibuprofen product candidate pending the outcome of our discussions relative to our license agreement with Biochemics. We are continuing spending on development of new OTC product candidates and on use improvements to our existing products.

         LEGAL SETTLEMENT - On September 21 and 22, 2005, respectively, the Company and certain of its officers and directors entered into agreements to settle the previously reported consolidated securities class action and derivative lawsuits based on the class action allegations and filed appropriate papers with the Court seeking dismissal of the actions. As a result of the settlements, we incurred a charge of $885,000 in the nine month period ended September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has incurred substantial operating losses and negative cash flows from operations since inception. In 2004 and 2005, operations were financed from the proceeds of our December 2003 initial public offering. Net of offering costs, we raised approximately $6.4 million. Prior to our receipt of these proceeds, we relied on BioChemics, together with the proceeds from an offering of convertible notes in early 2003, as the source of our working capital. All of the funds raised from this initial public offering have been exhausted to date.

         At November 1, 2005, we had unrestricted cash of approximately $1,202,000 and working capital of approximately $756,000, excluding $437,000 of restricted cash held in escrow to fund future interest payments on the Notes. Our financial condition has been materially and adversely affected by recent regulatory and shareholder actions taken against us. We expect to obtain final court approval, in the fourth quarter, on the settlement agreements described under "Legal Proceedings" in part II below. After obtaining final court approval, we expect our expenditures for legal and professional fees to decrease accordingly in the future.

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

         The Additional Investment Rights (AIRs). In addition, the investors received AIRs to purchase up to $1,875,000 in aggregate principal amount of additional Notes at any time through the maturity date of the Notes, together with additional five-year Warrants to purchase a total of 974,026 shares of Class A common stock. The additional Notes are convertible and the additional Warrants are exercisable at the same respective initial prices per share as the Notes and Warrants issued on August 16, 2005.

         Under the Purchase Agreement, the Company is required to reserve for issuance a total of 8,522,727 shares of Class A Common Stock, in connection with the possible conversion of Notes (including the additional Notes) and the possible exercise of the Warrants (including the additional Warrants).


         If the AIRs are exercised in full, we believe, based on our current plans and assumptions relating to our operations, that the additional working capital provided by the exercise will be sufficient to satisfy our cash requirements through December 31, 2006. However, there can be no assurance that any of the AIRs will be exercised. If no portion of the AIRs is exercised, we believe that, based on such plans and assumptions our current working capital will be sufficient to satisfy our cash requirements through May 31, 2006.

         There can be no assurance that we will be able to obtain any additional financing or that, even if we do obtain additional financing, it will be on terms favorable to us. Further, there can be no assurance that we will be able to generate profitability and cash flows from operations with our existing working capital.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

         The following table sets forth our contractual obligations and commitments for the next five years, as of September 30, 2005.

                                                       LESS THAN         1 - 3           3 - 5           5 - 7
                                          TOTAL          1 YEAR          YEARS           YEARS           YEARS

Long-term debt                         $2,500,000     $       --     $2,500,000     $       --     $       --
Capital lease obligations                  14,582          2,351          5,070          7,161             --
Operating lease obligations                    --             --             --             --             --
Unconditional purchase obligations             --             --             --             --             --
Employment agreements                   2,277,917        387,917        630,000        630,000        630,000
                                       ----------     ----------     ----------     ----------     ----------

Total                                  $4,792,499     $  390,268     $3,135,070     $  637,161     $  630,000
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

         Mr. Masiz and Dr. Carter have agreed to waive, in writing, certain termination payout clauses contained in their respective employment agreements in the event that Vaso Active becomes insolvent. Mr. Frattaroli has agreed in principle to a similar waiver, and will execute a similar waiver in writing when his employment agreement is finalized and executed.

            In September 2005, Vaso Active and certain of its officers and directors, entered into agreements to settle the previously reported consolidated securities class action and derivative lawsuits. As a result of these settlements, we recorded a charge of $885,000 payable $25,000 in cash and $860,000 in the form of 2 year 5% convertible notes that is not reflected as an obligation in this table. See a further discussion of the lawsuits in the "OVERVIEW, KEY BUSINESS CHALLENGES AND RISKS" section of this quarterly report.

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

         At September 30, 2005, we had an accumulated deficit of approximately $9.5 million. We expect to incur additional operating losses as we expand our marketing, sales and development efforts. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations may be materially and adversely affected.

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

OUR INDEBTEDNESS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION

         In August 2005, we completed a private placement of $2,500,000 in aggregate principal amount Notes due May 1, 2007
(the "Notes"). Principal is to be paid in a single payment on May 1, 2007 (interest will be paid from proceeds of the private placement which were placed in escrow at closing). In addition, the purchasers of the Notes received rights to purchase up to $1,875,000 in aggregate principal amount of additional Notes at any time through the maturity date of the Notes. We also anticipate that we will incur substantial indebtedness (subordinated to the Notes) in connection with a settlement of various class actions and derivative actions involving us. Our indebtedness could have important consequences for investors. For example, it could:

         o require the dedication of a substantial portion of our cash flows from operations to the payment of principal of and interest on our indebtedness, thereby reducing the availability of capital to fund our operations, working capital, capital expenditures, acquisitions and other general corporate purposes;
         o increase our vulnerability to general adverse economic and industry conditions;
         o place us at a competitive disadvantage relative to our competitors;
         o        limit our ability to obtain additional financing;
         o limit our flexibility in planning for, or reacting to, changes in our business and the industry; and
         o influence our customers and potential customers in doing business with us.

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

WE MAY HAVE INSUFFICIENT CASH FLOW TO MEET OUR DEBT OBLIGATIONS WHICH COULD NEGATIVELY AFFECT OUR ABILITY TO ATTRACT AND RETAIN CUSTOMERS.

         We will be required to generate sufficient cash to pay the principal amount due in the Notes and to conduct our business operations. The notes require a $2,500,000 (or up to 4,375,000 if additional investment rights are exercised in full) payment of principal due in May 2007. Our cash and cash equivalents, totaled approximately $2,051,000 as of September 30, 2005. Assuming our cash and cash equivalents remain at or below our September 30, 2005 levels, we will need to generate a minimum of approximately $600,000 of net cash flow through any combination of normal operations of our company, raising of debt and equity capital or assets sales by May 2007 to meet our principal payment under the Notes. In addition, as noted above, we also anticipate that we will incur substantial indebtedness (subordinated to the Notes) in connection with a settlement of various class actions and derivative actions involving us. We have incurred net losses in the past, and we may not be able to cover our anticipated debt obligations. This may materially hinder our ability to make principal payments on the Notes. Concern about our ability to meet our debt obligations could negatively affect our ability to attract and retain customers. Our ability to meet our future debt obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

THERE ARE SIGNIFICANT UNCERTAINTIES ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

         Our recurring operating losses, liquidity issues and the uncertainties raised as a result of our legal proceedings raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern and the appropriateness of using the going concern basis of accounting depends upon, among other things on, the ability to generate sufficient cash from operations and financing sources to meet obligations. On August 16, 2005, we issued the Notes in the aggregate principal amount of $2,500,000. We netted approximately $1,700,000 in cash proceeds from this financing, after taking into consideration placement fees, legal expenses, other offering costs, and funding of an escrow. Placement fees, legal expenses and other offering costs paid were approximately $360,000 and approximately $440,000 was placed into escrow to fund all of our interest payments on the Notes (assuming the Notes continue to accrue interest at the initial rate of 10% per annum.)

         Under the Purchase Agreement, the Note holders may exercise additional Rights to purchase up to a total of an additional $1,875,000 in principal amount of Senior Secured Convertible Notes due May 1, 2007 under substantially the same terms and conditions as the Notes. Net of placement fees, legal expenses, other offering costs and escrow deposit, we believe that we would to net approximately $1,300,000 if the additional Rights are exercised in full. If exercised in full, we anticipate, based on our current plans and assumptions relating to our operations, that the additional working capital provided by the exercise will be sufficient to satisfy our cash requirements through December 31, 2006.

         There can be no assurance that any of the additional Rights will be exercised. There can be no assurance that we will be able to obtain any additional financing or that, even if we do obtain additional financing, it will be on terms favorable to us. Further, there can be no assurance that we will be able to generate profitability and cash flows from operations with our existing working capital.

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

THERE IS NO ORGANIZED MARKET FOR OUR STOCK; OUR STOCK PRICE HAS BEEN VOLATILE AND COULD EXPERIENCE SUBSTANTIAL DECLINES.

         Our securities are currently quoted in the Pink Sheets under the trading symbol "VAPH.PK." The market price of our common stock has experienced, and may continue to experience, significant volatility. Since the beginning of 2004, the per share closing price of our common stock has ranged from $0.38 to $14.11. As a result of the temporary suspension of trading in our securities on April 1, 2004, our press release dated April 7, 2004 advising investors not to trade in our securities until further disclosure, and our voluntary delisting of our securities from The Nasdaq Stock Market on April 8, 2004, there is not currently an organized market in our securities, and there can be no assurance that such a market will develop. On November 10, 2005 the average bid for a share of our Class A Common Stock as quoted by the OTC Pink Sheets was $0.55 per share. The value of our Class A Common Stock may decline regardless of our operating performance or prospects. Factors affecting our market price include:

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

UNTIL FINAL COURT APPROVAL,WE ARE STILL DEFENDANTS IN A CONSOLIDATED CLASS ACTION LAWSUIT THAT MAY ADVERSELY AFFECT OUR BUSINESS.

         As discussed in greater detail under "Legal Proceedings," we and certain of our officers were the defendants in a number of class action lawsuits, subsequently consolidated, filed on behalf of purchasers of Vaso Active's Class A Common Stock during the period December 9, 2003 to March 31, 2004, which alleged that the defendants violated the federal securities laws by allegedly failing to make accurate and complete disclosures concerning Vaso Active, its business operations and future prospects, the regulatory status of our products, the clinical trial and endorsement of our Termin8 anti-fungal product (previously known as "deFEET") and the institutional demand for Vaso Active securities. The complaints sought equitable and monetary relief, an unspecified amount of damages, with interest, attorney's fees and costs.

         In September 2005, Vaso Active and certain of its officers and directors entered into agreements to settle all shareholder actions (the "Class Actions") and shareholder derivative actions filed against Vaso Active and certain named officers and directors (the "Derivative Actions"). The appropriate papers have been filed with the court seeking dismissal of these actions. The parties to the agreements have obtained the court's preliminary approval of the settlements. Under the terms of the Class Action Agreement, Vaso Active, disclaiming any liability, has caused to be paid into escrow for the benefit of the putative class $1,100,000 in cash and, at a future time after certain conditions of the settlement agreement have been met, will issue $750,000 face amount of 2-year 5% subordinated callable notes convertible at $1.75 per share (with full dilution protection). Vaso Active's insurance carrier agreed to pay the $1,100,000 cash payment in exchange for a release of its liability under its insurance policy with Vaso Active. Under the terms of the Derivative Action Agreement, Vaso Active, disclaiming any liability, agreed to pay to plaintiffs' counsel a total of $25,000 in cash and $110,000 face amount of 2-year 5% subordinated callable notes convertible at $1.75 per share within thirty business days of final court approval of the Derivative Action Agreement. In addition, the terms of the Derivative Action Agreement require Vaso Active to institute or maintain certain corporate governance guidelines. In consideration of these settlements, the parties agreed to fully and finally release and discharge all claims against each other. You should refer to "Legal Proceedings" for additional discussions surrounding these events.

         While a settlement has been agreed to by the parties, the court has not yet approved the settlement. If there are adverse developments in the lawsuit against us, or resolution of our settlement by the court takes longer than we expect, our capital resources could be adversely affected. Should these actions linger for a long period of time, whether ultimately resolved in our favor or not, or further lawsuits be filed against us, our financial results will be adversely affected by the need to pay the fees and costs incurred in defending these suits. Additionally, we may not be able to conclude or settle such litigation on terms that coincide with our ability to pay any judgment or settlement. The size of payments for damages and other costs related to these actions, individually or in the aggregate, could seriously impair our cash reserves and financial condition. In addition, the continued defense of this lawsuit also could result in continued diversion of our management's time and attention away from business operations, which could cause our financial results to decline. A failure to resolve definitively current or future material litigation in which we are involved or in which we may become involved in the future, regardless of the merits of the respective cases, could also cast doubt as to our prospects in the eyes of our customers, potential customers and investors, which could cause our revenues and stock price to further decline.

PROVISIONS IN OUR BYLAWS PROVIDE FOR INDEMNIFICATION OF OFFICERS AND DIRECTORS, WHICH COULD REQUIRE US TO DIRECT FUNDS AWAY FROM OUR BUSINESS OPERATIONS.

         Our bylaws, as amended, provide for the indemnification of our officers and directors. We may be required to advance costs incurred by an officer or director and to pay judgments, fines and expenses incurred by an officer or director, including reasonable attorneys' fees, as a result of actions or proceedings in which our officers and directors are involved by reason of being or having been an officer or director of Vaso Active. Funds paid in satisfaction of judgments, fines and expenses may be funds we need for the operation of our business, commercialization of our current products and the development of our product candidates, thereby affecting our ability to attain profitability.

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

         We do not possess product development capability. As a result, we depend on collaborations with third parties, such as BioChemics, for development of our product candidates. During the nine months ended September 30, 2005 and 2004, we incurred research and development costs of approximately $178,000 and $143,000, respectively, related to the formulation of an analgesic utilizing the active ingredient ibuprofen as well as finalization of RepiDerm product development. These services were incurred pursuant to a February 2003 manufacturing and development agreement with BioChemics.

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

WE OPERATE IN A COMPETITIVE ENVIRONMENT AND THERE CAN BE NO ASSURANCES THAT COMPETING TECHNOLOGIES WOULD NOT HARM OUR BUSINESS DEVELOPMENT.

         We are engaged in a rapidly evolving field. Competition from numerous pharmaceutical companies including Pfizer, Bristol-Myers Squibb, Schering-Plough, Alza and emerging biotechnology companies like Cygnus and Elan, as well as research and academic institutions, is intense and expected to increase. Such companies have substantially larger research & development, marketing and promotion resources as well as histories of success in the marketplace. The market for transdermal and topical drug delivery systems is large and growing rapidly and is likely to attract new entrants. Numerous biotechnology and biopharmaceutical companies have focused on developing new drug delivery systems and most, if not all of these companies; have greater financial and other resources and development capabilities than we do. They also have greater collective experience in undertaking pre-clinical and the clinical testing of products; obtaining regulatory approvals; and manufacturing and marketing OTC and prescription pharmaceutical products. Accordingly, certain of our competitors may succeed in obtaining approval for products more rapidly than us. In addition to competing with universities and other research institutions in the development of products, technologies and processes, we may compete with other companies in acquiring rights to products or technologies from universities. There can be no assurance that our products, existing or to be developed, will be more effective or achieve greater market acceptance than competitive products, or that our competitors will not succeed in developing products and technologies that are more effective than those being developed by us or that would render our products and technologies less competitive or obsolete.

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

         We were originally formed as a division of BioChemics and the viability and financial strength of BioChemics is critical to our success. Throughout our development, we have relied on services and financing provided to us by BioChemics. When we became an independent operating entity, we entered into a license agreement and, prior to the consummation of our initial public offering, we entered into a manufacturing and development agreement, with BioChemics. We presently maintain our executive offices on premises that we share with BioChemics. We do not have a lease agreement with BioChemics. We believe that we can obtain suitable alternative space without any material disruption of our business and that such space will be available to us in the future on commercially reasonable terms. Since, pursuant to the administrative support agreement by and between the Company and BioChemics, BioChemics provides us with administrative and managerial support, our results of operations include allocations of certain BioChemics expenses, such as centralized accounting, data processing, utilities, supplies, telephone and other BioChemics corporate services and infrastructure costs. These expenses have been charged back to us as a management fee. We recorded approximately $23,000 and $16,000 in these related-party fees during the nine-month periods ended September 30, 2005 and 2004, respectively. These costs are included in selling, general and administrative expenses. The expense allocations have been determined on the basis that we and BioChemics consider to be reasonable reflections of the utilization of services provided for the benefit received by us. The loss of the services provided by BioChemics or the loss of the license of the VALE patents or the PENtoCORE technology under the license agreement would have a material adverse effect on our business, financial condition and results of operations.

         BioChemics has never been profitable and most likely will not achieve profitability in the near future, if ever. Although BioChemics was founded in 1989, and incorporated in 1991, it is still a development stage company. It has generated significant losses through March 31, 2005, has limited revenue, and is likely to sustain operating losses in the foreseeable future. BioChemics' operations are subject to all of the risks inherent in the establishment of a business enterprise. Through December 31, 2004, BioChemics had an unaudited, consolidated accumulated deficit of approximately $17.7 million, which includes the operations of Vaso Active. In addition, as of December 31, 2004, BioChemics was in default under debt obligations in the approximate amount of $10.2 million, which includes accrued interest, that it has issued to private investors, of which approximately $6.9 million, inclusive of accrued interest, is held by Mr. Masiz, members of his family and the Chairman of the Board of Directors of the Company, Robert Anderson, who is also a member of the Board of Directors of Biochemics. Although BioChemics is attempting to restructure or refinance these obligations, there can be no assurance that it will be able to do so on acceptable terms. If BioChemics is not successful in maintaining its financial viability, our business, financial condition and results of operations may be materially and adversely affected. BioChemics anticipates that it will continue to incur net losses and be unprofitable for the foreseeable future. There can be no assurance that BioChemics will ever operate at a profit even if its or our products are commercialized.

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

         Furthermore, several of our other key employees are devoting less than all their time to Vaso Active. For example, although our Chief Scientific Officer, Dr. Stephen Carter devotes substantially all his time to our activities, he also devotes a portion of his time to Biochemics. For us to pursue our product development, marketing and commercialization plans, we will need to hire personnel with experience in clinical testing, government regulation, manufacturing, marketing and finance.

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

         Our principal stockholder, BioChemics, owns 4,500,000 shares of our Class B common stock, which at September 30, 2005 represented approximately 70% of the combined voting power of our common stock. Mr. Masiz, as President, Chief Executive Officer and Chairman of BioChemics and, as the principal stockholder in BioChemics, will be able to control the outcome of many types of stockholder votes, including votes concerning the election of our directors, the adoption or amendment to provisions in our certificate of incorporation or by-laws, the approval of mergers and/or acquisitions, decisions affecting our capital structure and other significant corporate transactions. This concentration of ownership may delay, deter or prevent transactions that would result in a change of control, which in turn could reduce the value of our common stock.

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


                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS


PRIVATE LITIGATION

         In 2004, the Company and certain of its officers (the "Defendants") were sued in several securities class action lawsuits filed in the United States District Court for the District of Massachusetts. The complaint, which sought equitable and monetary relief, an unspecified amount of damages, with interest, attorneys' fees and costs, allegedly wasfiled on behalf of purchasers of Vaso Active Class A common stock during the period December 9, 2003 to March 31, 2004.

         The Company was also named as a nominal defendant in three shareholder derivative actions. The actions were filed against the Company's directors and certain of its officers and against BioChemics, Inc. The Complaints allege, among other things, that the alleged conduct challenged in the securities class action case pending against the Company in Massachusetts (described above) constitutes, among other things, a breach of the Defendants' fiduciary duties to Vaso Active. The Complaints sought equitable and monetary relief, an unspecified amount of damages, and attorneys and other fees, costs and expenses, ostensibly on behalf of Vaso Active.

         In September 2005, Vaso Active and certain of its officers and directors entered into agreements to settle the class action and shareholder derivative actions filed against Vaso Active and its named officers and directors (the "Derivative Actions"). The appropriate papers have been filed with the court seeking dismissal of these actions. The parties to the agreements obtained the court's preliminary approval of the settlements on October 4, 2005. Under the terms of the Class Action Agreement, Vaso Active, disclaiming any liability, has caused to be paid into escrow for the benefit of the putative class $1,100,000 in cash and, at a future date, after certain conditions of the settlement agreement have been met, will issue $750,000 face amount of 2-year 5% subordinated callable notes convertible at $1.75 per share (with full dilution protection). Vaso Active's insurance carrier agreed to pay and has paid the $1,100,000 cash payment in exchange for a release of its liability under its insurance policy with Vaso Active. Under the terms of the Derivative Action Agreement, Vaso Active, disclaiming any liability, agreed to pay to plaintiffs' counsel a total of $25,000 in cash and $110,000 face amount of 2-year 5% subordinated callable notes convertible at $1.75 per share within thirty business days of final court approval of the Derivative Action Agreement. In addition, the terms of the Derivative Action Agreement require Vaso Active to institute or maintain certain corporate governance guidelines. In consideration of these settlements, the parties agreed to fully and finally release and discharge all claims against each other.

         Although the parties have agreed on settlements, there can be no guarantee that the court will approve the settlements. There is also no guarantee that these will be the only lawsuits brought against the Company with respect to these matters. There is also no assurance that these matters will be resolved in our favor. An unfavorable outcome of these matters would have a material adverse impact on our business, results of operations, financial position or liquidity.

         For the nine-month periods ended September 30, 2005 and 2004, the Company recorded approximately $2,031,000 and $1,022,000, respectively, in expenses to defend itself in the SEC and private litigation matters discussed above, including legal, accounting and other consulting fees and the $885,000 charge in connection with the Company's settlement with the consolidated securities class action lawsuit.

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

ITEM 6 EXHIBITS

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

                                    SIGNATURE

         In accordance with Section 13 and 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2005

                        VASO ACTIVE PHARMACEUTICALS, INC.

                        By: /s/ Joseph Frattaroli
                            ----------------------
                            Joseph Frattaroli
                            Acting President and Chief Executive Officer
                            Chief Financial Officer