Form 10KSB
period 2005-12-31
VASO ACTIVE PHARMACEUTICALS INC
filed 2006-04-14
CIK 1232400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2005

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

Class A Common Stock, $0.0001 Par Value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act | |

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes | | No |X|

The issuer’s revenues for its most recent fiscal year were $25,221.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of April 6, 2006 was $3,580,232, based on 5,728,371 shares of Class A Common Stock held by non-affiliates at $0.625 per share, based on the average of the bid and asked prices as of the same date as quoted in the OTC Bulletin Board.

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date was:

Class A Common Stock, $0.0001 par value	5,828,604 shares outstanding on April 6, 2006
Class B Common Stock, $0.0001 par value	4,500,000 shares outstanding on April 6, 2006

Transitional Small Business Disclosure Format  Yes |__| No |X|

VASO ACTIVE PHARMACEUTICALS, INC.
Table of Contents

PART I

Unless the context requires otherwise, references in this Annual Report to "Vaso Active," "the Company," "we," "our" and "us" refer to Vaso Active Pharmaceuticals, Inc. Vaso Active, A-R Extreme®, Termin8®, and our logo are trademarks of the Company. Osteon®, RepiDerm® and PENtoCORE® are registered trademarks of BioChemics, Inc. This Annual Report also contains trademarks and tradenames of other parties.

PART I

Cautionary Note Regarding Forward-Looking Statements

This report contains both historical and forward-looking statements. The forward-looking statements in this annual report are not based on historical facts, but rather reflect the current expectations of our management concerning future results and events. These forward-looking statements include, but are not limited to, statements concerning our plans to continue the marketing, commercialization and sale of our products and product candidates; address certain markets; engage third-party manufacturers; evaluate additional product candidates for subsequent commercial development; and the potential liability from pending litigation matters. In some cases, these statements may be identified by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," or "continue," or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, we cannot guarantee future results, the outcome of pending litigation matters, levels of activity, performance or achievements. These statements involve known and unknown risks and uncertainties that may cause our or our industry's results, levels of activity, performance or achievements to be materially different from those expressed or implied by forward-looking statements.

Management's Discussion and Analysis (“MD&A”) should be read together with our financial statements and related notes included elsewhere in this annual report. This annual report, including the MD&A, contains trend analysis and other forward-looking statements. Any statements in this annual report that are not statements of historical facts are forward-looking statements. These forward-looking statements made herein are based on our current expectations, involve a number of risks and uncertainties and should not be considered as guarantees of future performance.

Factors that could cause actual results to differ materially include without limitation:

•	an inability to arrange additional debt or equity financing;
•	our ability to finance our business;
•	the timing, impact and other uncertainties related to pending and future acquisitions by us;
•	the impact of new technologies;
•	changes in laws or rules or regulations of governmental agencies;
•	outcome in pending litigation matters;
•	interruptions or cancellation of existing contracts;
•	impact of competitive products and pricing;
•	product demand and market acceptance and risks;
•	the presence of competitors with greater financial resources;
•	product development and commercialization risks;
•	our ability to maintain our current pricing model and/or decrease our cost of sales;
•	continued availability of supplies or materials used in manufacturing at the current prices;
•	adverse regulatory developments in the United States;
•	entrance of competitive products in our markets;
•	the ability of management to execute plans and motivate personnel in the execution of those plans;
•	adverse publicity related to our products or the company itself;
•	adverse claims relating to our intellectual property;
•	the adoption of new, or changes in, accounting principles;
•	legal proceedings;
•	the costs inherent with complying with new statutes and regulations applicable to public reporting companies, such as the Sarbanes-Oxley Act of 2002;
•	other new lines of business that the Company may enter in the future; and
•	our ability to repay our indebtedness, including repayment of the notes issued recently.

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in the forward-looking statements in this annual report. Other unknown or unpredictable factors also could have material adverse effects on our future results. The forward-looking statements in this annual report are made only as of the date of this annual report, and we do not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances. See also Item 1, “Description of Business - Risk Factors.”

ITEM 1. DESCRIPTION OF BUSINESS

We are an early stage company focused on commercializing, marketing and selling over-the-counter (“OTC”) pharmaceutical products that we believe incorporate a proprietary PENtoCORE technology. We are also focused on pre-clinical testing and research on a patented vaso active lipid encapsulated ("VALE") technology. The unique VALE technology is intended to be a patchless, lipid-based delivery system that BioChemics, Inc., our majority stockholder, is formulating into various applications that the Company hopes to market in the future, subject to receipt of appropriate Food and Drug Administration, or “FDA,” approvals. The technology uses an active process incorporating chemical vasodilators to deliver drugs through the skin and into the bloodstream. The PENtoCORE technology is a topical formulation, in contrast to the VALE transdermal technology. The Company is currently marketing three products that incorporate the proprietary PENtoCORE technology:

•	Osteon - an OTC external analgesic designed to provide temporary relief from the muscular-skeletal pain associated with arthritis;

•	A-R Extreme - an OTC external analgesic designed to provide temporary relief from the muscle and joint pain associated with athletic activity; and

•	Termin8 - an OTC antifungal lotion designed to treat athlete's foot.

The Company has a product candidate, RepiDerm, for the treatment of acne. The formulation of the product has been completed and we are currently working on labeling, package design and branding for the product. We have five additional product candidates at various stages of formulation and development.

We began our operations in January 2001, as a division of BioChemics, a pharmaceutical company engaged in the development of transdermal and topical drug delivery systems. BioChemics is based in Danvers, Massachusetts. BioChemics was founded in 1989 by John J. Masiz, our former President and Chief Executive Officer, and was incorporated in Delaware in 1991. BioChemics began developing the VALE technology in 1989 and has subsequently been issued four U.S. patents in connection with this technology. BioChemics granted us an exclusive, irrevocable, worldwide license to use and practice the VALE patents and the PENtoCORE technology in order to commercialize, market and sell OTC pharmaceutical products. In January 2003, we incorporated in Delaware and became a subsidiary of BioChemics. In December 2003, we completed our initial public offering.

Business Strategy

Our general business strategy is to commercialize, market and sell transdermal and topical OTC drugs that we believe can be delivered, by utilizing either the VALE or PENtoCore technologies, in a manner which is efficient, reliable and easy to use by consumers.

As an early stage company, we are subject to a number of risks that are characteristic of early stage companies including, but not limited to, our need to obtain additional financing and generate profitability and cash flows from operations. As a company engaged in the pharmaceutical industry, we are subject to a number of risks typical of pharmaceutical companies including, but not limited to, our need to adhere to strict governmental regulations, our ability to withstand intense competition from larger companies with greater financial resources and our ability to defend both the technology and intellectual property which we have licensed from BioChemics and to protect our own intellectual property.

The implementation of our business strategy was adversely affected by regulatory and private securities actions taken against us and our management beginning in April 2004. At the same time, we suspended the marketing and sale of our products until we were reasonably sure that our product marketing was consistent with the FDA's requirements and policies. As a result of our voluntary delisting and continued delisting of our common stock from the Nasdaq stock market, the action taken against us by the SEC, the issues raised by the SEC regarding the regulatory status of our products, and the significant decline in market value of our securities subsequent to these matters, several shareholder actions were filed against Vaso Active and certain of its officers and directors. See Item 3, “Legal Proceedings.”

In August and September 2004, Vaso Active and its former Chief Executive Officer, John Masiz, settled all SEC matters regarding our alleged federal securities laws violations stemming from allegedly misleading disclosures in our initial public offering registration statement, our 2003 annual report and a statement on our website concerning the FDA's approval or qualification of our products. Both Vaso Active and Mr. Masiz agreed with the SEC to settlement terms without admitting or denying the allegations of their civil complaint, pursuant to which both parties are permanently enjoined from violating the anti-fraud provisions of the federal securities law. Mr. Masiz was also prohibited from serving as an officer or director of any public company, including Vaso Active, for a period of five years. He is however, permitted to remain an employee/consultant of Vaso Active. Since August 2004, Mr. Masiz has been employed by Vaso Active to provide consulting services pursuant to the terms of his employment agreement with the Company.

During 2004, together with newly engaged outside FDA counsel, we revised our product labels and in September 2004, began shipping our products on a limited basis. In July 2005, we entered into a product brokerage agreement with Ferolie Corporation, d/b/a Eastern Sales & Marketing, or ESM, a marketing and merchandising agency, to sell our products to retailers. See Item 1, “Description of Business - Distribution” for further discussion regarding the Ferolie agreement.

In September 2005, Vaso Active and certain of its officers and directors entered into agreements to settle all shareholder actions (the “Class Actions”) and derivative shareholder actions filed against Vaso Active and certain named officers and directors (the “Derivative Actions”). See Item 3, “Legal Proceedings."

The success of our marketing and sales activities will be dependent, among other things, on our ability to

•	retain and attract qualified marketing and sales personnel;

•	enter into qualified strategic partnerships;

•	place our products into the market, including through relationships with third parties such as ESM;

•	consumer perception of our products; and

•	securing of additional financing.

Although we believe that our products supported by sufficient advertising will earn retailers’ acceptance, there can be no assurance that this will happen, or if it does, that it will continue.

Technology Overview

We believe that Vaso Active's formulation technologies can be applied to a significant array of currently off-patent drugs for commercialization in the OTC marketplace. The VALE technology is a transdermal formulation that we believe may have the potential to introduce drugs through the skin and into the bloodstream in an efficient and effective manner. The PENtoCORE technology is a topical formulation that we believe allows for the formulation of OTC products with certain "use advantages" over similar products marketed by our competitors. "Use advantages" include characteristics such as lack of odor, less residue and a more pleasant texture. We license the VALE and PENtoCORE technologies from BioChemics.

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

•
IMPROVED DRUG PERFORMANCE. Transdermal formulations may have the potential to improve the effectiveness of a drug by avoiding the stomach and the first-pass metabolism associated with oral delivery of drugs. Transdermal drug delivery also may have the potential to create a higher bioavailability index for certain drugs, allowing for the desired concentration of the drug molecule to reach the bloodstream from a smaller dose of drug applied to the patient. Bioavailability index is defined as the fraction of the drug amount administered that reaches the central circulation system. By definition, bioavailability for a drug administered intravenously is 100%, and drugs administered by other methods will typically have bioavailability indices of less than 100%, depending on the efficiency of drug transfer into the blood.

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

The Vale Technology - The goal behind the development of the VALE technology is to create an active transdermal drug system that efficiently and effectively delivers drugs through the skin and into the blood supply without the need of a patch. In order to accomplish this, a delivery system must be able to overcome three skin barriers:

• the outer layers, or the stratum corneum and the epidermis;

• the second layer, or the dermis; and

• the walls of individual capillaries.

The VALE technology is intended to be a patchless, lipid-based delivery system which uses an active process to deliver drugs through the skin and into the bloodstream. The technology is based upon the unique concept of incorporating chemical vasodilators into the drug delivery vehicle. These chemical compounds are intended to act on the network of blood vessels located near the surface of the skin to elicit the physiologic response of dilating or relaxing the blood vessels in the immediate area. This should result in increased blood flow to the area. The theory behind the VALE technology is that as blood flow increases and the blood vessels dilate, the active drug molecules incorporated into the delivery system are transported actively and efficiently into the bloodstream.

We believe that the VALE technology has the potential to eliminate the need for a patch and to allow for the effective delivery of many active ingredients.

The PENtoCORE Technology - The PENtoCORE technology is a topical formulation, as opposed to the VALE transdermal technology. Although the PENtoCORE technology does not achieve its effect by delivering the drug through the skin and into the bloodstream, we believe that this technology may enable the formulation of topical products that are pleasant to use because they do not have the odor, greasy feel or residue often associated with other topically-applied drug products. In addition, it may be possible to use the PENtoCORE technology with certain active ingredients to develop topical formulations that may facilitate a longer-lasting effect.

Research and Development

We do not currently, nor do we intend to directly, conduct any research and development on our own behalf with respect to any of our current products or product candidates. In February 2003, we entered into a development and manufacturing agreement with BioChemics with respect to the ongoing manufacturing and development of our products and product candidates. Under this agreement, BioChemics will research, develop and manufacture products for us pursuant to specific purchase orders submitted by us from time to time. BioChemics will charge us a development and manufacturing fee at a rate of cost plus 10%. BioChemics does not manufacture our products itself, but rather uses two different privately owned third party companies as its contract manufacturers. However, in the event that BioChemics is unwilling or unable to meet our manufacturing needs in accordance with the terms of the agreement with us, we have the right to retain outside third parties to manufacture our products.

Until August 2005, BioChemics was engaged in developing a transdermal ibuprofen product on our behalf. From January 2004 to August 2005, substantially all of our research and development costs related to the ibuprofen product candidate. During that period, we spent approximately $20,000 per month on this project, which proceeded into the animal testing stage. Prior to 2004, the Company did not make any research and development expenditures on the ibuprofen or any other product candidate; Biochemics paid for these costs.

In August 2005, we instructed BioChemics to cease further development of the ibuprofen product candidate on our behalf because we determined that the total development cost would likely exceed $1,000,000. Under our license agreement with BioChemics, we do not have the right to market and sell OTC products for which development costs exceed $1,000,000. We are presently negotiating with BioChemics to amend the license agreement to permit us to have the right to market and sell the ibuprofen product despite the amount of the expected development costs. We cannot assure you that we will successfully negotiate an amendment to the license agreement with BioChemics or that, if we are successful, we would be able to fund the additional testing. See “Government Regulations — Product Candidate — Analgesic Utilizing Ibuprofen.”

Intellectual Property

BioChemics owns proprietary technology developed in connection with its four U.S. patents:

•	Patent No. 5,460,821, issued on October 24, 1995 and expiring June 23, 2013
•	Patent No. 5,645,854, issued on July 8, 1997 and expiring June 23, 2013
•	Patent No. 5,853,751, issued on December 29, 1998 and expiring June 23, 2013
•	Patent No. 6,635,274, issued on October 21, 2003 and expiring October 27, 2020

Under the terms of our licensing agreement with BioChemics, BioChemics granted us an exclusive, irrevocable, worldwide license to use and practice the VALE patents and PENtoCORE technology in order to commercialize, market and sell OTC pharmaceutical products. In addition BioChemics has four other patents pending domestically. Internationally, BioChemics has been issued foreign patents in 17 countries and patents pending in seven others. BioChemics has filed, and will continue to file as required, for second-generation patents on a number of its products. BioChemics also owns 16 registered trademarks, including Osteon, RepiDerm and PENtoCORE. We own the U.S. trademark protection for the names “Termin8” and “A-R Extreme.”

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

Government Regulations

General

The development, testing, manufacture, labeling, marketing, and promotion of OTC drugs are subject to extensive regulation by the FDA under the Federal Food, Drug and Cosmetic Act (“FFDCA”) and by the Federal Trade Commission, or FTC, under the Federal Trade Commission Act ("FTC Act").

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

If the active ingredient used in an OTC drug is not covered by the OTC Review Program, or even if it is covered, if the conditions of use (e.g., strength, dosage form, indications) deviate from that eligible for GRASE status under the OTC Review Program, the product is considered by the FDA to be a "new drug" subject to the NDA pre-market approval requirements. For a full discussion of these requirements see the discussion below in "The NDA Review Process."

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

Other requirements or limitations for OTC drugs imposed under the FFDCA include: (a) a requirement that the drug be manufactured in conformity with current good manufacturing practices, or cGMPs, a system of manufacturing that insures the quality, reproducibility, and traceability of drug products intended for human use; (b) a requirement that the labeling for the product contain adequate directions for use and warnings; (c) a requirement that the manufacturer of the drug product register with the FDA; (d) a requirement that all drugs manufactured for commercial distribution be listed with the FDA; and (e) a prohibition against making any false or misleading misrepresentations in any particular in any labeling for the product. As noted above, OTC products marketed in accordance with OTC Drug Monographs do not require FDA premarket approval prior to marketing. If an OTC product deviates from an OTC Drug Monograph requirement in active ingredient(s), intended use, method of administration, dosage form, or labeling, among other things, then the manufacturer or distributor must obtain pre-market approval in the form of an NDA before commercial marketing.

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

Regulation of Our Products and Product Candidates

We believe that the active ingredients, dosage form and strengths of our A-R Extreme, Osteon, Termin8 and RepiDerm products, each licensed from BioChemics, are covered by the OTC Review Program and therefore are eligible for marketing under the OTC Review Program. In addition, we believe the current labeling of our A-R Extreme, Osteon, and Termin8 products is consistent with FDA laws and regulations. The labeling of our RepiDerm acne product candidate is not yet finalized however, we intend to design the labeling consistent with FDA laws and regulations. We will not market RepiDerm until we are reasonably certain that the final labeling is in accordance with FDA laws and regulations.

With regard to product candidates that use the VALE transdermal technology or otherwise require new drug approval, we will seek to secure a partnership with a larger marketing partner specifically for those products. It is expected that the actual development work will be done by BioChemics, which will be required to follow the more extensive regulations imposed by the FDA, including the NDA requirements, and other regulatory authorities in the United States and other countries regarding research and development, pre-clinical studies and clinical trials and ultimately manufacturing of drug products subject to "new drug" status.

All of our OTC products and product candidates, whether subject to the OTC Review Program or NDA requirements, are required to be labeled, promoted, and manufactured to avoid the misbranding and adulteration provisions of the FFDCA, including the prohibition against false and misleading representations and manufacturing in violation of cGMPs.

Environmental Regulation

In addition to being subject to extensive regulation by the FDA, the Company must also comply with environmental regulation insofar as such regulation applies to the Company or its products. Our costs of compliance with environmental regulation as applied to similar pharmaceutical companies are minimal, since we do not currently, nor do we intend to, engage in the manufacturing of any of our products or product candidates. BioChemics uses unaffiliated manufacturers to manufacture all our products and receive final products from such manufacturer, without any involvement on our part in the manufacturing process at any stage of the process. Although we believe that our safety procedures for using, handling, storing and disposing of our products comply with the environmental standards required by state and federal laws and regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials. We do not carry a specific insurance policy to mitigate this risk to us or to the environment. The Company contracts with an independent laboratory pursuant to standard FDA protocol to test beginning, middle and end samples, during batch manufacturing, to determine product compliance with FDA regulations.

Current Product Line

We presently market three products. Each of these products uses the PENtoCORE technology. These products are:

•	Osteon - an OTC external analgesic designed to provide temporary relief from muscular-skeletal pain associated with arthritis;

•	A-R Extreme - an OTC external analgesic designed to provide temporary relief from muscle and joint pain associated with athletic activity; and

•	Termin8 - an OTC antifungal lotion designed to treat athlete's foot.

We license the Osteon and PENtoCORE trademarks under our license agreement with BioChemics. We market each of our three current products under the OTC Review Program, described above under “Government Regulation.”

Our strategy for Osteon is to create, through telemarketing, advertising and mailings a customer base of senior women and men suffering from osteoarthritis. We expect re-order sales of Osteon to carry higher gross profit margins than initial order sales of Osteon because re-order sales should not require the same direct media advertising expenditures as do the initial order sales. To achieve future growth, we plan to offer additional products, to be determined, that fit the demographic of this customer base. We have, however, suspended our direct-to-consumer television campaigns pending obtaining further financing or arranging a joint venture with a direct-to-consumer marketing company. There can be no assurance that we will be able to obtain further financing or enter into any joint venture that would allow us to resume this campaign. For further information regarding our marketing of Osteon, see “Distribution” in this section below.

Our strategy includes achieving market penetration through wholesale distribution to chain drug and grocery stores for AR-Extreme, Termin8 and, more recently, Osteon. We will also continue to pursue the strategy of achieving market penetration through sales to chiropractors, podiatrists, dermatologists, wellness and fitness centers. We are in the very early stages of this launch. We used a portion of the net proceeds from the sale of the notes to support the retail launch of our three existing products principally in the New York City metropolitan and New Jersey markets.

Product Candidates

As described above, the development, testing, manufacture, labeling, marketing, and promotion of OTC drugs are subject to extensive regulation by the FDA under the FFDCA and by the FTC under the FTC Act. All of our current products and product candidates are subject to these extensive regulations.

In addition to and separate from our products which we are presently marketing, i.e., our A-R Extreme, Osteon and Termin8 products, we have identified six additional OTC product candidates that will utilize either the VALE transdermal or PENtoCORE topical technology. Each of these product candidates is in various stages of development for us by BioChemics and they are not yet available for sale.

With regard to these six product candidates, in instances where the active ingredient (e.g., ibuprofen), dosage form (e.g., VALE transdermal technology), strength, route of administration, directions for use or indication (e.g., toenail fungus) of the product candidate is not covered by the OTC Review Program or where the inactive ingredients used in the product candidate are not recognized as safe and suitable for their intended OTC use, we cannot market the product candidate without obtaining pre-market approval in either a NDA or an ANDA. Conversely, where we believe the active ingredient, dosage form, strength, route of administration, directions for use, and indication of the product candidate are covered by the OTC Review Program and the inactive ingredients used in the product candidate are safe and suitable for their intended OTC use, the product candidate could be marketed without obtaining NDA or ANDA clearance, provided it conforms to the applicable OTC Drug Monograph and is not otherwise adulterated or misbranded. You should refer to the information described under the caption "Government Regulation" for further discussion surrounding NDA, ANDA, OTC Review Program and OTC Drug Monograph programs.

The table below describes our six product candidates and the status of each product:  The further development of our product candidates, and our ability ultimately to bring these candidates to market, will depend upon, among other factors, our ability to obtain additional working capital from third parties and the extent to which our efforts to market our existing products result in cash flow from sales.

Product Candidate	Technology	Pre-market approval required? (a)	Current Stage of Development
1) Acne Treatment	Proprietary PENtoCORE topical	No	Formula finalized. Undergoing package design and branding.
2) Analgesic utilizing ibuprofen	Patented VALE Transdermal	Yes	Pre-clinical testing and research (including formulation development)
3) Other OTC Drug Monograph Product Candidates: 3.1) First aid treatments 3.2) Hand and body lotions 3.3) Psoriasis treatment	Proprietary PENtoCORE topical	No	Formulation development
4) Toenail fungus treatment	Proprietary PENtoCORE topical	Yes	Formulation development

a)
This represents management’s belief based upon its current plans and assumptions and on its interpretation of government rules and regulations now in effect. Whether pre-market approval will actually be required is uncertain.

1) Acne Treatment

We have finalized a formulation of our acne treatment candidate utilizing our PENtoCORE topical technology. The product would contain 10% benzoyl peroxide, or BPO, as an active ingredient. Although there is a final OTC Drug Monograph for acne drug products, it does not currently include BPO as an active ingredient. In a proposed rule, however, FDA has stated that topical acne products containing BPO at levels of 2.5 to 10 percent may be marketed pending publication of a final rule relating to BPO subject to certain conditions, described below.

In its proposed Monograph for OTC acne drug products, the FDA included BPO as an acceptable active ingredient. However, following this proposal, the agency became aware of a study that raised a safety concern regarding BPO. FDA evaluated this study and other data submitted by a drug manufacturer association and, in 1991, the agency concluded that it was unable to state that BPO is generally recognized as safe in topical acne products. Accordingly, FDA amended its proposed monograph for OTC topical acne drug products to reclassify BPO from Category I (generally recognized as safe and effective and not misbranded) to Category III (available data are insufficient to classify as safe and effective, and further testing is required).

Nevertheless, in 1995 FDA stated that the marketing under the OTC review program of BPO as an active ingredient in topical OTC acne drug products would be allowed to continue under the conditions set forth in the proposed monograph

(e.g., BPO at levels of 2.5 to 10 percent) while additional studies are conducted to answer the unresolved safety questions. The agency also tentatively determined that consumers who choose to use products containing BPO need to be provided additional information about the safe use of such products. These required label statements include a warning advising consumers to avoid unnecessary sun exposure and to use a sunscreen when using a BPO product to treat acne. There are numerous OTC acne treatment products containing 10% BPO that are currently being marketed under the OTC Review Program.

We believe that the active ingredients, dosage form, route of administration, directions for use, and indications of our acne treatment candidate are covered by the OTC Review Program and, like similarly situated products on the market, can at this time be marketed under the OTC Review Program. Subject to the availability of additional working capital, we plan to begin to market our acne treatment product candidate during 2006.

2) Analgesic Utilizing Ibuprofen

We are currently in the preclinical phase of development for our ibuprofen product candidate. This phase includes laboratory evaluation of product chemistry and formulation, as well as animal trials. We expect to submit to the FDA an investigational new drug application, or IND, during 2006, which must become effective before clinical testing may commence. Our ability to file an IND during 2006 for the ibuprofen product candidate is contingent upon (i) whether we successfully negotiate with BioChemics to amend our license agreement to include our ibuprofen candidate; and (ii) our obtaining additional capital in an amount sufficient to conduct clinical testing for our ibuprofen candidate.

The scope of our license agreement with BioChemics presently is limited to OTC products costing less than $1,000,000 to develop. We expect the ibuprofen product candidate to cost more than $1,000,000 to develop. Although we are hopeful that we will successfully conclude our negotiations with BioChemics in connection with our ibuprofen candidate, there is no guarantee that we will be successful. We have instructed BioChemics to suspend research and development of our ibuprofen product candidate pending the outcome of these negotiations and obtaining funds to pay for the cost of the clinical testing.

3) Other OTC Drug Monograph Product Candidates

We have a number of formulas under development for us by BioChemics for each of these product candidates. None of the formulas have been finalized.  Subject to the availability of additional working capital, we plan to finalize three new product candidates in this category and to begin to market those three product candidates within their applicable OTC Drug Monograph by the end of 2007.  However, in response to changing market demands, we may seek to have products developed for us which address conditions other than those indicated in the table above.  In any such instance, we intend that the product would be within the applicable OTC Drug Monograph.

4) Toenail Fungus

We are in the formulation development stage of our toenail fungus product candidate. We expect this product candidate will require pre-market approval. Based upon our current plans, we do not expect to devote substantial resources during 2006 for this product candidate

Distribution

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

We intend to begin distribution of our current products to major retail and drug store chains, select independent pharmacies and other channels, including multilevel marketing, direct marketing, and internet-based marketing during the first months six of 2006.

On July 20, 2005, we entered into our exclusive brokerage agreement with ESM to sell all of Vaso Active's products across all classes of retail trade in the continental United States. ESM is a full-service sales, marketing and merchandising agency that provides comprehensive services for consumer packaged goods manufacturers in various product categories, including food, drug, specialty and private label. In addition, under the agreement, ESM will be Vaso Active's non-exclusive agent to identify prospective licensees of its trademarks and trade names. As consideration for providing such brokerage services, the Company shall pay ESM a commission equal to 5% of the total “Net Invoiced Sales” of the Company’s products in all markets of the United States. As defined in the agreement, “Net Invoiced Sales” refers to gross shipments, less any “off-invoice allowances” and “standard returns,” as those terms are used within the brokerage industry. The agreement is effective August 1, 2005 for an initial period of one year. Excluded from the agreement are sales to Wal-Mart, direct response sales, medical and other professional sales, and internet sales.

In September 2005 we began a package re-design project for our three existing products. We have maintained the existing product names and general design concepts. The re-design was undertaken in connection with our planned retail launch in order to achieve a consistent branding image across the product line. That project was completed in November 2005. In November 2005 we ordered production of the three existing products with the new package design. There are no changes to the formulations of these products. We have begun shipping our newly-packaged products on a limited basis in the second quarter of 2006. We are also striving to gain additional retail distribution outlets and orders from those outlets over the next several months. There can be no assurance, however, that we will begin shipping any significant orders in this timeframe or at all.

Early in 2005 we launched a nationwide direct-to-consumer marketing campaign for Osteon that consisted of two versions of 60-second television commercials. Due to lack of working capital we suspended purchasing television commercials. However, in August we entered into a pay-per-unit of sale arrangement to purchase television commercials. We used a portion of the proceeds raised from our August 2005 private financing to purchase television commercials to be broadcast in New England to augment the Osteon pay-per-unit of sale program and to build general consumer awareness of the Company and its existing product line. The direct-to-consumer pay-per-unit of sale arrangement and the television commercials in New England have concluded. In the first quarter of 2006 we have shifted our marketing emphasis to the New York City metropolitan and New Jersey markets to support our anticipated initial retail product launch in those markets. We intend to resume the direct-to-consumer pay-per-unit of sale arrangement pending further financing or entering into a joint venture with a direct-to-consumer marketing agency. There can be no assurance that we will be able to obtain further financing or to enter into a joint venture arrangement.

Competition

We are engaged in a rapidly evolving field. We anticipate that once our product distribution and commercial marketing efforts take full effect, we expect to compete primarily with established pharmaceutical companies such as Pfizer Inc., Bristol-Myers Squibb Company, Schering-Plough Corporation and Alza Corporation, and emerging biotechnology companies like Cygnus, Inc. and Elan Corporation plc, as well as research and academic institutions, among others. Competition is intense and expected to increase.

The large and rapidly growing market for transdermal and topical drug delivery systems is likely to attract new entrants. Numerous biotechnology and pharmaceutical companies are focused on developing new drug delivery systems and most, if not all, of these companies have greater financial and other resources and development capabilities than we do. Our competitors also have greater collective experience in undertaking pre-clinical and clinical testing of products, obtaining regulatory approvals and manufacturing and marketing OTC and prescription pharmaceutical products. Accordingly, certain of these competitors may succeed in obtaining approval for products more rapidly than us. In addition to competing through the development efforts of BioChemics on our behalf with universities and other research institutions in the development of products, technologies and processes, we may compete with other companies in acquiring rights to products or technologies from universities. There can be no assurance that our products or product candidates will be more effective or achieve greater market acceptance than competitive products, or that these companies will not succeed in developing products and technologies that are more effective than those being developed for us or that would render our products and technologies less competitive or obsolete.

This may allow our competitors to imitate or reverse engineer our current products and use their greater manufacturing and marketing resources to rapidly promulgate competing versions. We believe that competing topical and transdermal delivery technologies using patches, liposomes, and equipment-assisted deliveries such as iontophoresis and sonophoresis have some utility with a small group of select drugs. Our success will depend on our ability to leverage the PENtoCORE and VALE technologies to achieve market share at the expense of our existing and future competitors who we believe cannot offer products utilizing a delivery system of comparable performance characteristics.

In addition to competing with newly developed drug delivery systems, we will compete with existing products which address the same medical conditions as our products and product candidates.

For instance, our Termin8 athlete's foot product would compete with Tinactin(R) and Lotrimin(R), while our pain relief products and product candidates would compete with Advil(R) and Tylenol(R). These and other brands are already offering different delivery systems. For instance, Pfizer's Ben Gay(R) is now offered in a patch as well as a cream. These products are manufactured, distributed and marketed by companies with vastly greater resources than our own. There is no guarantee we will be able to achieve widespread market acceptance for our products, or that our marketing efforts will be successful in distinguishing our products from those of established market participants.

Employees

At April 6, 2006, we employed eight persons. Four of the eight persons are employed full time by us. One officer, our Vice President and Chief Scientific Officer, devotes substantially all of his time to us but is also employed by Biochemics. Our former Chief Executive Officer devotes approximately 70% of his time to us and 30% of his time to BioChemics. One other individual splits her time equally between our company and BioChemics. In addition, we employed one administrative person on a part-time basis. We do not have a collective bargaining agreement with our employees; nor are any of our employees members of any labor union.

Risk Factors

Risks Related to Our Business

There are significant uncertainties about our ability to continue as a going concern.

Our recurring operating losses, liquidity issues, and indebtedness raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern and the appropriateness of using the going concern basis of accounting depends upon, among other things, our ability to generate sufficient cash from operations and financing sources to meet obligations. There can be no assurance that we will be able to generate positive cash flows from operations. Further, there can be no assurance that we will be able to obtain additional financing or that, even if we do obtain additional financing, it will be on terms that allow us to meet our current obligations.

We may have insufficient cash flow to fund our operations and to meet our debt obligations, which could negatively affect our ability to attract and retain customers.

Our cash, cash equivalents, marketable securities and long-term investment totaled approximately $409,000 as of February 28, 2006, and we must generate cash to continue to conduct our business operations. We will need to raise additional funds through a financing or otherwise by May 31, 2006 in order to continue our operations as presently conducted beyond that date. We will also be required to generate sufficient cash to pay the principal amount due in the senior secured convertible notes issued in August 2005. The principal amount of the notes ($2,500,000 or up to $4,375,000 if the rights to purchase additional notes are exercised in full) is due on May 1, 2007. In addition, as noted above, we have incurred substantial indebtedness in connection with various litigation settlements. We have incurred net losses in the past, and we may not be able to cover our anticipated debt obligations. Thus, we may be unable to make principal payments on the notes. Concern about our ability to meet our debt obligations could negatively affect our ability to attract and retain customers. Our ability to meet our future debt obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

We are an early stage company with a brief history consisting of losses and may never achieve or sustain profitability.

We do not have any continuing revenues and we have never been profitable and we may not achieve profitability in the foreseeable future, if at all. Our ability to generate profits in the future will depend on a number of factors, including:

•	start-up costs relating to the commercialization, sale and marketing of our products;

•	market acceptance of our products and product candidates;

•	costs of acquiring and developing new product candidates;

•	ability to bring our products to market;

•	general and administrative costs relating to our operations;

•	increases in our research and development costs;

•	charges related to purchases of technology or other assets; and

•	our ability to raise additional capital.

At December 31, 2005, we had an accumulated deficit of approximately $10.6 million.  We expect to incur additional operating losses as we expand our commercialization, marketing, and sales efforts. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations may be materially and adversely affected.

We are an early stage company that has a limited operating history. Therefore our business operations may never fully materialize and create value for investors.

We are an early stage company focused on commercializing, marketing and selling OTC pharmaceutical products. We began our operations as a division of BioChemics in January 2001. We have only operated as a separate subsidiary of BioChemics since January 2003. Our Termin8, A-R Extreme and Osteon products are in the early stages of commercialization. One of our product candidates, RepiDerm, is currently undergoing package design; the remainder of our product candidates are only in the early stages of development. We have not yet recognized significant revenue from product sales. You should evaluate the likelihood of financial and operational success in light of the uncertainties and complexities present in an early-stage company, many of which are beyond our control, including:

•	our potential inability to market, distribute and sell our products; and

•	the significant investment of capital and other resources necessary to achieve our commercialization, marketing and sales objectives.

Our operations have been limited to organizing and staffing our company and marketing our products. These operations provide a limited basis for you to assess our ability to commercialize our products and product candidates and the advisability of investing in us.

Our indebtedness could have a negative effect on our financial condition

In August 2005, we completed a private placement of $2,500,000 in aggregate principal amount of Senior Secured Convertible Notes due May 1, 2007. Principal is to be paid in a single payment on May 1, 2007 (interest will be paid from proceeds of the private placement that were placed in escrow at closing). In addition, the purchasers of the notes received rights to purchase up to $1,875,000 in aggregate principal amount of additional notes at any time through the maturity date of the notes. We also have incurred substantial indebtedness (subordinated to the notes and all of our other indebtedness) as we are obligated to issue convertible notes in the aggregate principal amount of $860,000 in connection with the settlement of various class actions and derivative actions involving the Company. Of that amount, we have already issued settlement notes in the aggregate principal amount of $297,500 to date to plaintiffs’ class action and derivative counsel. We expect to issue the balance of the aggregate principal amount of these settlement notes to the class action claimants. Our substantial indebtedness could have important consequences for investors. For example, it could:

•
require the dedication of a substantial portion of our cash flows from operations to the payment of principal of and interest on our indebtedness, thereby reducing the availability of capital to fund our operations, working capital, capital expenditures, acquisitions and other general corporate purposes;

•	increase our vulnerability to general adverse economic and industry conditions;

•	place us at a competitive disadvantage relative to our competitors;

•	limit our ability to obtain additional financing;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry; and

•	decrease customer and potential customer confidence in dealing with us.

We may incur substantial additional debt in the future. While the terms of the notes issued in the August 2005 private financing impose certain limits on our ability to incur additional debt, we are permitted to incur additional debt subject to compliance with the terms and conditions set forth in the Securities Purchase Agreement for in the August 2005 financing. If a significant amount of new debt is added to our current levels, the related risks described above could intensify.

Our failure to comply with extensive government regulation may significantly affect our operating results.

Our products are subject to extensive regulation by the FDA, as well as other federal, state, local and foreign government laws and regulations. These regulations may affect many aspects of our operations, including testing, research and development, manufacturing, pre-market labeling, storage, quality control, adverse event reporting, record keeping, product labeling, marketing, advertising and promotion. Failure to comply with applicable regulatory requirements could, among other things, result in:

•	fines;

•	changes to advertising;

•	failure to obtain necessary marketing approvals;

•	revocation or suspension of regulatory approvals of products;

•	regulatory letters;

•	adverse publicity;

•	product seizures or recall;

•	delay, interruption or suspension of product manufacturing;

•	suspension of distribution, marketing and sale;

•	mandated corrective action; and

•	civil or criminal sanctions.

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

In addition to safety and efficacy regulatory concerns, the FDA or the FTC may impose a wide array of sanctions on companies for deceptive or misleading promotional practices in connection with pharmaceutical products, which could result in any of the following:

•	incurring substantial expenses, including fines, penalties, legal fees and costs to comply with FDA or FTC requirements;

•	changing the methods of marketing and selling products;

•	taking mandated corrective action, which may include placing advertisements or sending letters to physicians and marketing partners rescinding previous advertisements or promotions;

•	disrupting the distribution of products and causing the loss of sales until compliance with the FDA’s or FTC’s position occurs;

•	The FTC’s initiating administrative action for consumer redress;

•	The FTC’s seeking a court injunction to prevent further false and misleading advertising;

•	the imposition by a court of liquidated damages and equitable relief to recover profits and provide consumer redress from illegal activity; and

•	the placing of the Company in receivership to assure that the assets of the Company are not dissipated pending resolution of FTC claims.

If we become subject to any of the above requirements, it could be damaging to our reputation, and our business condition could be adversely affected.

In addition to listing our products with the FDA, we must market our products in accordance with FDA procedures.

If our topical A-R Extreme, Osteon and Termin8 products are formulated, labeled and promoted in accordance with the applicable requirements of FDA's OTC Review Program (e.g., the applicable final or tentative final OTC Drug Monograph), FDA pre-market approval is not required prior to marketing. If these or any of our product candidates deviate from any applicable requirement of the OTC Review Program, including those relating to active ingredients, intended use, method of administration, dosage form, or labeling, among other things, then we or our marketing partners must obtain NDA pre-market approval from the FDA before beginning commercial marketing. The FDA has taken the position that insofar as our product candidates may use the VALE transdermal technology or make any transdermal claims, they fall outside of those eligible for marketing under the OTC Review Program. Thus, for these product candidates we must obtain, or our marketing partners must obtain, NDA approval before they can be commercially marketed. See “Governmental Regulation - The NDA Review Process.”

Clinical trials may fail to demonstrate the safety and efficacy of our product candidates and could prevent or significantly delay regulatory approval.

Before receiving NDA approval to commercialize a product candidate, we must demonstrate to the FDA, with substantial evidence from well-controlled clinical trials, that the product candidate is both safe and effective. If these trials or future clinical trials are unsuccessful, our business and reputation would be harmed and our stock price would most likely be adversely affected.

All of our product candidates are prone to the risks of failure. The results of early-stage clinical trials of our product candidates will not necessarily predict the results of later-stage clinical trials. Product candidates in later-stage clinical trials may fail to show desired safety and efficacy traits, despite having progressed through initial clinical testing. Even if we believe the data collected from clinical trials of our product candidates are promising, these data may not be sufficient to obtain approval from the FDA or other regulators. Preclinical and clinical data can be interpreted in different ways. Accordingly, FDA or other regulatory officials could interpret such data in different ways than we do which could delay, limit or prevent regulatory approval. The FDA, other regulatory authorities, or we may suspend or terminate clinical trials at any time. Any failure or significant delay in completing clinical trials for our product candidates, or in receiving regulatory approval for the sale of resulting products, may severely harm our business and reputation.

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

Because we depend on BioChemics and third parties to develop our product candidates and manufacture our products, we could be affected adversely if any of them fail to provide us with sufficient product quantities at acceptable prices.

We do not possess product development capability. As a result, we depend on collaborations with third parties, such as BioChemics, for development of our product candidates. During the years ended December 31, 2005 and 2004, we incurred research and development costs of approximately $288,000 and $266,000, respectively, related primarily to the formulation of an analgesic utilizing the active ingredient ibuprofen as well as formulation of our RepiDerm acne product candidate. We incurred these costs pursuant to a February 2003 manufacturing and development agreement with BioChemics.

In addition, we have no manufacturing capability. As a result, we depend on BioChemics, which in turn will rely upon third parties to manufacture our products. Although our strategy is based on leveraging BioChemics’ ability to develop and manufacture our products for commercialization in the OTC marketplace, we will be dependent on BioChemics’ collaborations with drug development and manufacturing collaborators. If we and BioChemics are not able to maintain existing collaborative arrangements or establish new arrangements on commercially acceptable terms, we would be required to undertake product manufacturing and development activities at our own expense. This would increase our capital requirements or require us to limit the scope of our development activities. Moreover, we have limited or no experience in conducting full scale bioequivalence or other clinical studies, preparing and submitting regulatory applications, and manufacturing and marketing drug products. There can be no assurance that we will be successful in performing these activities and any failure to perform such activities could have a material adverse effect on our business, financial condition and results of our operations.

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

Additionally, the failure of any of our contract manufacturers to manufacture our products in conformity with cGMPs required by the FDA and other regulatory authorities could result in interruption or halt of the availability of our products, pending demonstration to the FDA or a court of compliance with CGMPs. Any such interruption in the availability of our products could have a material adverse impact upon our financial position and results of operations.

If we or BioChemics fail to adequately protect or enforce our intellectual property rights, we may be unable to operate effectively.

BioChemics owns proprietary technology developed in connection with its four U.S. patents. In addition, foreign patents have been issued to BioChemics in 17 foreign countries and are pending in seven others. The PENtoCORE technology is not covered by patents but is considered proprietary. BioChemics also owns 16 registered trademarks, including Osteon, RepiDerm and PENtoCORE. Our license agreement, as amended, with BioChemics permits us to commercialize market and sell our products and product candidates using these patents, proprietary formulations and the Osteon and PENtoCORE trademarks. Our success and ability to compete are substantially dependent on these patents, proprietary formulations and trademarks. Although both we and BioChemics believe that the patents and associated trademarks and licenses are valid, there can be no assurance that they will not be challenged and subsequently invalidated and/or canceled. The invalidation or cancellation of any one or all of the patents or trademarks would significantly damage our commercial prospects. Further, BioChemics may find it necessary to legally challenge parties infringing its patents or trademarks or licensed trademarks to enforce its rights thereto. There can be no assurance that any of the patents would ultimately be held valid or that efforts to defend any of the patents, trade secrets, know-how or other intellectual property rights would be successful.

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

We operate in an extremely competitive environment and there can be no assurances that competing technologies would not harm our business development.

We are engaged in a rapidly evolving field. Competition from numerous pharmaceutical companies including Pfizer, Bristol-Myers Squibb, Schering-Plough and Alza and biotechnology companies such as Cygnus and Elan, as well as research and academic institutions, is intense and expected to increase. The large and rapidly growing market for transdermal and topical drug delivery systems is likely to attract new entrants. Numerous biotechnology and pharmaceutical companies are focused on developing new drug delivery systems and most, if not all, of these companies have greater financial and other resources and development capabilities than we do. Our competitors also have greater collective experience in undertaking pre-clinical and clinical testing of products, obtaining regulatory approvals and manufacturing and marketing OTC and prescription pharmaceutical products. There can be no assurance that our products, existing or to be developed, will be more effective or achieve greater market acceptance than competitive products, or that our competitors will not succeed in developing products and technologies that are more effective than those being developed by us or that would render our products and technologies less competitive or obsolete. See “Competition.”

Technological advancements by our competitors could result in the obsolescence of some or all of our products and may harm business development.

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

We were originally formed as a division of BioChemics and the viability and financial strength of BioChemics is critical to our success. Throughout our development, we have relied on services and financing provided to us by BioChemics. When we became an independent operating entity, we entered into a license agreement and, prior to the consummation of our initial public offering, a manufacturing and development agreement with BioChemics. We presently maintain our executive offices on premises that we share with BioChemics. We do not have a lease agreement with BioChemics. We believe that we can obtain suitable alternative space without any material disruption of our business and that such space will be available to us in the future on commercially reasonable terms. Since, pursuant to the administrative support agreement by and between the Company and BioChemics, BioChemics provides us with administrative and managerial support, our results of operations include allocations of certain BioChemics expenses, such as centralized accounting, data processing, utilities, supplies, telephone and other BioChemics corporate services and infrastructure costs. These expenses have been charged back to us as a management fee. We recorded approximately $46,000 in such fees during each of the years ended December 31, 2005 and 2004. These costs are included in selling, general and administrative expenses. The expense allocations have been determined on the basis that we and BioChemics consider to be reasonable reflections of the utilization of services provided for the benefit received by us. The loss of the services provided by BioChemics or the loss of the license of the VALE patents or the PENtoCORE technology under the license agreement would have a material adverse effect on our business, financial condition and results of operations.

BioChemics has never been profitable and most likely will not achieve profitability in the near future, if ever. Although BioChemics was founded in 1989, and incorporated in 1991, it is still a development stage company. It has generated significant losses through December 31, 2005, has limited revenue, and is likely to sustain operating losses in the foreseeable future. BioChemics’ operations are subject to all of the risks inherent in the establishment of a business enterprise. Through December 31, 2005, BioChemics had an unaudited, consolidated accumulated deficit of approximately $20.8 million, which includes the operations of Vaso Active. In addition, as of December 31, 2005, BioChemics was in default under debt obligations in the approximate amount of $11.4 million, which includes accrued interest, that it has issued to private investors. Approximately $8.6 million of BioChemics’ debt, inclusive of accrued interest, is held by Mr. Masiz, members of his family, Robert E. Anderson (the Chairman of our Board of Directors who is also a member of the Board of Directors of BioChemics) and Dr. Brian J. Strasnick, who is a member of our Board of Directors. Although BioChemics is attempting to restructure or refinance these obligations, there can be no assurance that it will be able to do so on acceptable terms. If BioChemics is not successful in maintaining its financial viability, our business, financial condition and results of operations may be materially and adversely affected. BioChemics anticipates that it will continue to incur net losses and be unprofitable for the foreseeable future. There can be no assurance that BioChemics will ever operate at a profit even if its or our products are commercialized.

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

Effective as of August 17, 2004 and in accordance with the terms of the SEC settlement, Mr. John J. Masiz resigned as President and Chief Executive Officer of Vaso Active. Vaso Active appointed its current Chief Financial Officer, Joseph Frattaroli, to serve as President and acting Chief Executive Officer.

Effective June 18, 2004, Kevin J. Seifert resigned as the Chief Operating Officer and director of Vaso Active. Vaso Active is not currently conducting a search for a new Chief Operating Officer.

Several of our other key employees are devoting less than all their time to the Company. For example, although our Chief Scientific Officer, Dr. Stephen Carter devotes substantially all his time to our activities, he is also devoting a portion of his time to Biochemics. For us to pursue our product development, marketing and commercialization plans, we will need to hire personnel with experience in clinical testing, government regulation, manufacturing, marketing and finance.

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

Because our President also serves as our acting Chief Executive Officer, Chief Financial Officer and principal accounting officer, we have limited senior management for strategic planning and growth.

Our President, Joseph Frattaroli, also serves as our acting Chief Executive Officer, Chief Financial Officer and principal accounting officer. Though corporate executives often serve in multiple positions, these positions are typically the most senior positions in many companies. We may have difficulty executing our business plan and accommodating growth as a result of one individual’s holding these demanding positions.

In the event of a conflict of interest between BioChemics and Vaso Active, our stockholders could be negatively affected.

There are likely to be situations where our best interests and those of BioChemics will be in conflict. For example, we are a party to a license agreement, a manufacturing and development agreement and an administrative services agreement with BioChemics, each of which is critical to our business operations. If Mr. Masiz decides to favor BioChemics in dealings between BioChemics and us or is not sensitive to conflicts of interest, our business could suffer.

Risks Relating to our Common Stock

Mr. Masiz is the majority stockholder of BioChemics, which is our principal stockholder. He has substantial ultimate control over the Company, possibly to the detriment of other holders of our Class A Common Stock.

Our principal stockholder, BioChemics, owns 4,500,000 shares of our Class B Common Stock, which at December 31, 2005 represented approximately 70% of the combined voting power of our common stock. Mr. Masiz, as President, Chief Executive Officer and Chairman of BioChemics and, as the principal stockholder in BioChemics, will be able to control the outcome of many types of stockholder votes, including votes concerning the election of our directors, the adoption or amendment to provisions in our certificate of incorporation or by-laws, the approval of mergers and/or acquisitions, decisions affecting our capital structure and other significant corporate transactions. This concentration of ownership may delay, deter or prevent transactions that would result in a change of control, which in turn could reduce the value of our common stock.

Investors may experience substantial dilution of their investment.

In the past and more recently, we have issued convertible notes, options and warrants to acquire Class A Common Stock.  These securities include the $2,500,000 aggregate principal amount of senior secured convertible notes that we issued in August 2005 and the warrants which we issued to the purchasers of the notes. We recently issued an additional 100,000 warrants to those investors for extending deadlines with respect to filing the registration statement for the shares of Class A Common Stock underlying their investment as well as possible additional investment. We will also be issuing convertible notes in connection with our recent litigation settlements.  To the extent these outstanding securities are ultimately exercised, there will be dilution to investors.  Investors may experience further dilution of their investment if we raise capital through the sale of additional equity securities or convertible debt securities, such as the rights to purchase additional notes and warrants granted to the August 2005 investors. Any sales in the public market of the Class A Common Stock issuable upon such conversion could adversely affect prevailing market prices for our common stock.

There is no organized market for our stock; our stock price has been volatile and could experience substantial declines.

Our securities are currently quoted in the OTC Bulletin Board under the trading symbol “VAPH.OB.” The market price of our common stock has experienced, and may continue to experience, significant volatility. From January 1, 2005 to April 6, 2006, the per share closing price of our common stock has ranged from $0.20 to $1.05. As a result of the following events, there is not currently an organized market in our securities, and there can be no assurance that such a market will develop:

• the temporary suspension of trading in our securities on April 1, 2004;

• our press release dated April 7, 2004 advising investors not to trade in our securities until further disclosure; and

• our voluntary delisting of our securities from The Nasdaq Stock Market on April 8, 2004.

On February 9, 2006 the average of the high and low prices of a share of our Class A Common Stock as quoted by the Pink Sheets was $0.405  per share. The value of our Class A Common Stock may decline regardless of our operating performance or prospects. Factors affecting our market price include:

• the success or failure of our product development efforts, especially those related to obtaining regulatory approvals;

• technological innovations developed by us or our competitors;

• variations in our operating results and the extent to which we achieve our key business targets;

• differences of our reported results from those expected by investors and securities analysts; and

• market reaction to any acquisitions or joint ventures announced by us or our competitors.

In addition, in recent years, the stock market, and the market for pharmaceutical companies in particular, has generally experienced significant price and volume fluctuations. This volatility has affected the market prices of securities issued by many companies, often for reasons unrelated to their operating performance, and it may adversely affect the price of our common stock. In the past, securities class action litigation has often been instituted following periods of volatility in the market price of a company’s securities. For example, we have recently settled, and received final court approval of, several securities class action lawsuits. See Item 3, “Legal Proceedings” for more information.

"Penny stock" rules may make buying or selling our securities difficult which may make our stock less liquid and make it harder for investors to buy and sell our shares.

Trading in our securities is subject to the SEC's "penny stock" rules and it is anticipated that trading in our securities will continue to be subject to the penny stock rules for the foreseeable future. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends our securities to persons other than prior customers and accredited investors must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser's written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by these requirements may discourage broker-dealers from recommending transactions in our securities, which could severely limit the liquidity of our securities and consequently adversely affect the market price for our securities.

ITEM 2.  DESCRIPTION OF PROPERTY

Currently, we share our principal corporate office space with BioChemics in Danvers, Massachusetts. Our principal corporate offices accommodate our operational, selling, marketing and administrative needs. The lease for this approximately 2,500 square feet of office space is held by BioChemics and has recently been renewed and extended through March 2011. We do not have a lease agreement with BioChemics. Although we do not have a formal lease agreement with BioChemics, we pay approximately $3,700 per month in rent to BioChemics for our office and warehouse space. We do not own or lease any other real property. During each of 2004 and 2005, we recorded approximately $44,000 in rent expense for this facility. We anticipate that this arrangement will continue at least through 2011. We believe that our existing facilities are adequate to support our existing operations and that, if needed, we will be able to obtain suitable additional facilities on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

Lawsuit Against Robinson & Cole LLP

As previously reported, on February 14, 2006, the Company and BioChemics filed a lawsuit in the Connecticut Superior Court, Judicial District of Hartford, against the law firm of Robinson & Cole LLP. The Company and BioChemics are seeking damages as a result of harm and losses that they believe they suffered as a result of advice provided by Robinson & Cole in connection with the Company’s initial public offering in 2003. The Company and BioChemics believe that as a direct result of Robinson & Cole’s actions, they have incurred over $100 million in damages due to lost market capitalization, out-of-pocket expenses, loss of market opportunities and related damages.

The lawsuit has been brought on a contingency fee basis, and the costs of the lawsuit are therefore not expected to be material to the Company’s current cash flow or resources. It is possible that Robinson & Cole may assert counterclaims against us in this matter, in particular, with respect to legal fees billed to us by Robinson & Cole that we have not paid. We believe that these unpaid legal fees are directly related to the legal work performed by Robinson & Cole that is the subject of this lawsuit. Consequently, we do not believe that Robinson & Cole is entitled to payment for such services.

Settlement of Certain Stockholder Litigation

In 2004, the Company and certain of its officers and directors (the “Defendants”) were sued in several securities class action lawsuits filed in the United States District Court for the District of Massachusetts. The complaints, which were consolidated and sought equitable and monetary relief, an unspecified amount of damages, with interest, attorneys’ fees and costs, were filed on behalf of purchasers of Vaso Active Class A Common Stock during the period December 9, 2003 to March 31, 2004.

The Company was also named as a nominal defendant in three shareholder derivative actions (the “Derivative Actions”). The actions were filed against certain of its officers and directors and against BioChemics, Inc. The complaints alleged, among other things, that the alleged conduct challenged in the securities class action case pending against the Company in Massachusetts (described above) constituted, among other things, a breach of the Defendants’ fiduciary duties to

Vaso Active. The complaints sought equitable and monetary relief, an unspecified amount of damages, and attorneys and other fees, costs and expenses, ostensibly on behalf of Vaso Active.

In September 2005, Vaso Active and certain of its named officers and directors entered into agreements to settle the class action and the Derivative Actions. The parties to the agreements obtained the final approval of the settlements by the United States District Court for the District of Massachusetts with respect to the class action and Massachusetts Derivative Action by entry of order on December 21, 2005, and dismissal by the Chancery Court of the State of Delaware for Newcastle County on January 4, 2006 with respect to the Delaware Derivative Action based upon approval of the Settlements by the Massachusetts District Court. The Massachusetts District Court also dismissed the actions. Under the terms of the Class Action Agreement, Vaso Active, disclaiming any liability, has caused to be paid into escrow for the benefit of the putative class $1,100,000 in cash and is obligated to issue a total of $750,000 face amount of 2-year 5% subordinated callable notes convertible at $1.75 per share (with full dilution protection). In February 2006, we issued a note in the aggregate principal amount of $187,500 to class action plaintiffs’ counsel in partial fulfillment of this obligation. We will be required to issue the balance of these notes to the class action plaintiffs themselves. Vaso Active’s insurance carrier agreed to pay and has paid the $1,100,000 cash payment in exchange for a release of its liability under its insurance policy with Vaso Active.

Under the terms of the Derivative Action Agreement, Vaso Active, disclaiming any liability, agreed to pay to plaintiffs’ counsel a total of $25,000 in cash and $110,000 face amount of 2-year 5% subordinated callable notes convertible at $1.75 per share. In February 2006, we paid the cash amount and issued these notes to the derivative plaintiffs’ counsel. In addition, the terms of the Derivative Action Agreement require Vaso Active to institute or maintain certain corporate governance measures. In consideration of these settlements, the parties agreed to fully and finally release and discharge all claims against each other.

Although these cases have been settled, there is no guarantee that these will be the only lawsuits brought against the Company with respect to these matters, and if any additional litigation is commenced against us, there can be no guarantee that these matters ultimately will be resolved in our favor. An unfavorable outcome of these matters would have a material adverse impact on our business, results of operations, financial position or liquidity.

For the years ended December 31, 2005 and 2004, the Company recorded approximately $998,000 and $1,114,000, respectively, in expenses to defend itself and settle in the SEC and private litigation matters discussed above, including legal, accounting and other consulting fees and the $885,000 charge in connection with the Company’s settlement of the consolidated securities class action lawsuit.

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

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our stockholders voted as indicated on the following proposals at the Company’s 2005 Annual Meeting of Stockholders, which was held on December 6, 2005:

•	The election of six Directors:

Director Nominee	Class A Common Stock (# of votes cast)		Class B Common Stock (# of votes cast)
	FOR	AGAINST	FOR	AGAINST
Robert E. Anderson	5,212,879	52,588	13,500,000	0
Dr. Stephen G. Carter	5,211,879	53,588	13,500,000	0
Ronald Guerriero	5,212,879	52,588	13,500,000	0
D’Anne Hurd	5,212,479	53,038	13,500,000	0
Bruce A. Shear	5,212,279	53,188	13,500,000	0
Dr. Brian J. Strasnick	5,212,279	53.188	13,500,000	0

•
The amendment of the Company’s Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”), to increase the number of authorized shares of capital stock from 40,000,000 shares to 60,000,000 shares, which increase shall be applied to increase the number of authorized shares of Class A Common Stock, by 20,000,000 shares:

Class A Common Stock (# of votes cast)			Class B Common Stock (# of votes cast)
FOR	AGAINST	ABSTAIN	FOR	AGAINST	ABSTAIN
5,040,023	219,844	0	13,500,000	0	0

•
The amendment of the Certificate of Incorporation (i) to change the required stockholder vote to remove a director with or without cause from an affirmative vote of the holders of at least 75% of the outstanding shares of capital stock of the Company entitled to vote generally in the election of directors to an affirmative vote of the holders of greater than 50% of the voting power of the shares of capital stock of the Company issued and outstanding and entitled to vote in the election of directors, and (ii) to eliminate the condition to stockholder removal of a director without cause that the Board of Directors recommend such action to the stockholders by a 75% supermajority vote:

Vote By Outstanding Shares

Class A Common Stock			Class B Common Stock
FOR	AGAINST	ABSTAIN	FOR	AGAINST	ABSTAIN
842,043	822,325	0	4,500,000	0	0

Vote by Outstanding Voting Power

Class A Common Stock			Class B Common Stock
FOR	AGAINST	ABSTAIN	FOR	AGAINST	ABSTAIN
842,043	822,325	0	13,500,000	0	0

•
The amendment of the Company’s 2003 Stock Incentive Plan (the “Plan”) to increase the number of shares of Class A Common Stock reserved for issuance under the Plan by 750,000 shares, from 1,350,000 shares to 2,100,000 shares.

Class A Common Stock (# of votes cast)			Class B Common Stock (# of votes cast)
FOR	AGAINST	ABSTAIN	FOR	AGAINST	ABSTAIN
1,431,997	232,201	0	13,500,000	0	0

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A Common Stock, $0.0001 par value, began trading on December 10, 2003 on the Nasdaq SmallCap Market under the symbol "VAPH." In light of the substantial administrative and cash burdens of maintaining our Nasdaq listing , we determined that it was in the best interests of our shareholders for the company to cease voluntarily the listing of its securities on Nasdaq. Effective April 8, 2004, upon our request, our Class A Common Stock ceased to be listed on Nasdaq. Beginning April 15, 2004, our Class A Common Stock was quoted on the Pink Sheets. Since February 17, 2006, our Class A Common Stock has been quoted on the OTC Bulletin Board under the symbol “VAPH.ob”.

The following table sets forth the high and low sale price quotations (split adjusted) for each calendar quarter in which trading occurred during the last two fiscal years. Such quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

Year	Quarter	High Price	Low Price
2005	Fourth Quarter	$0.65	$0.42
	Third Quarter	0.82	0.41
	Second Quarter	1.05	0.20
	First Quarter	0.95	0.53

2004	Fourth Quarter	$0.72	$0.38
	Third Quarter	1.53	0.55
	Second Quarter	7.59	0.44
	First Quarter	14.11	1.97

2003	Fourth Quarter	$2.14	$1.73

Holders

 As of April 6, 2006, there were approximately 33 holders of record of shares of our Class A Common Stock. There is one holder, BioChemics, of our Class B Common Stock.

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

The Securities Purchase Agreement that we entered into in connection with our August 2005 private financing prohibits our paying dividends on either class of our common stock so long as 20% of the notes issued in that financing remian outstanding. However, we would be permitted to pay dividends if we could obtain the consent of the holders of a majority of the outstanding face amount of these notes.

In addition to the described Securities Purchase Agreement restrictions, we are subject to limitations on our ability to pay dividends on the common stock imposed by corporate law. Under Delaware corporate law, no dividends or other distributions may be made which would render us insolvent or reduce assets to less than the sum of our liabilities plus the amount needed to satisfy any liquidation preference. Even if we were not subject to the Securities Purchase Agreement restrictions, we would most likely retain any earnings to finance our future development and growth. We may reconsider this policy from time to time in light of conditions then existing, including our earnings performance, financial condition and capital requirements. Any future determination to pay cash dividends, if and when permitted under the Securities Purchase Agreement’s terms, will be at the discretion of our board of directors and will depend upon our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors deems relevant.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2005, concerning compensation plans for which the Company has authorized the future issuance of shares of its Class A Common Stock:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders (1)	1,425,000 (1)	$1.56 (1)	1,575,00 (1)
Equity compensation plans not approved by security holders	--	--	--

Total	1,425,000	1.56	1,575,000

(1)
Consists of: (a) 1,080,000 shares of Class A Common Stock issuable upon exercise of outstanding options under the Plan, having a weighted average exercise price of $1.68 per share, and (b) 330,000 shares of Class A Common Stock issuable upon exercise of outstanding options under the 2003 Non-Employee Director Compensation Plan, having a weighted average of $1.14 per share. As of December 31, 2005, a total of 1,020,000 shares of Class A Common Stock remained available for future issuance under the Plan, and 570,000 shares of Class A Common Stock remained available for future issuance under the Director Plan.

Recent Sales of Unregistered Securities

Set forth below in chronological order is information regarding securities issued by us that were not registered under the Securities Act of 1933:

April 2003 Private Placement

In April 2003, we completed the private placement of $500,000, 10% convertible subordinated pay-in-kind promissory notes. This amount was subsequently reduced to $465,000 in December 2003 as we repurchased $35,000 from an unrelated third party investor. Offering costs of approximately $98,000 were incurred in connection with this private placement and netted against the gross proceeds. The notes were sold to accredited investors under one or more of the exemptions from registration provided for in Section 3(b), 4(2), 4(6) and Regulation D of the Securities Act. The investors in this private placement had adequate access to information about us and represented to us their intention to acquire our securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof. Appropriate legends were affixed to the certificates representing the securities issued. The notes and any accrued interest were convertible into Class A Common Stock either voluntarily on or before the maturity date of the notes (March 31, 2005)

or mandatorily upon the consummation of a qualified public offering. The notes were to convert at the lesser of 50% of the qualified public offering price or $0.83, up to a maximum of 660,000 shares. On December 15, 2003, the Company completed an initial public offering of 5,002,500 shares of its Class A Common Stock, which caused the automatic conversion of the notes. The notes and their accrued interest converted into 601,113 shares of Class A Common Stock.

March 2004 Private Placement

In March 2004, we entered into a private placement transaction with an institutional investor in the amount of $7.5 million. The investment was in the form of an 18 month 2% Convertible Note, convertible into shares of Class A Common Stock at a conversion rate of $9.00 per share, at the option of the investor. In addition, we issued to the investor warrants to purchase 166,667 shares of our Class A Common Stock at an exercise price of $8.75 per share. Given the initiation and continuation of the April 1, 2004 trading suspension by the SEC constituted a breach under the Note, on April 8, 2004, we entered into a settlement agreement and release with the investor pursuant to which we repaid the investor the sum of $7.5 million without penalty, interest, redemption premium or any other premium or penalty, plus an expense reimbursement in the amount of $15,000. In consideration of this repayment, the investor surrendered the Note and warrants and terminated all other agreements entered into in connection with the private placement transaction. In connection with this transaction, we paid approximately $600,000 in fees to various third parties. These fees were not refunded when the investor was repaid and, accordingly, have been recorded as expense as of March 16, 2004 and are included in the financial statements under the expense caption "selling, general and administrative."

August 2005 Private Placement

On August 16, 2005, the Company, pursuant to a Securities Purchase Agreement, sold $2,500,000 in aggregate principal amount of Senior Secured Convertible Notes due May 1, 2007, to four independent institutional investors in a privately negotiation transaction. The Company also issued to these investors (i) warrants (the “Warrants”) to purchase shares of the Class A Common Stock and (ii) additional investment rights to purchase additional notes (the “Additional Notes”) in the aggregate principal amount of $1,875,000 and additional warrants (the “Additional Warrants”). In addition, the Company issued warrants (the “Placement Agent Warrants”) to a placement agent for services rendered in connection with the private financing, and would be required to issue additional warrants (the “Additional Placement Agent Warrants”) to the placement agent if the institutional investors elect to purchase Additional Notes and Additional Warrants. The Notes, Warrants, Additional Investment Rights and the Underlying Shares have not been registered for sale under the Securities Act in reliance on Section 4(2) of the Securities Act and Regulation D thereunder. The Securities Purchase Agreement imposes certain restrictions on the resale or other transfer of the securities necessary for the availability of the Section 4(2) exemption. No underwriter was involved in connection with the transaction. The Company utilized a registered broker-dealer to act as financial advisor and exclusive financing agent ("Financing Agent") in connection with the transaction. The Company paid to the Financing Agent a cash fee in an amount equal to 9% of the principal amount of the Notes issued by the Company on August 16, 2005, and a seven-year warrant to purchase a total of 64,935 shares of Class A Common Stock. The Financing Agent will be entitled to receive an additional 9% cash fee (based on the amount of the Additional Investment Rights exercised) and warrant to purchase up to an additional 48,701 shares of Class A Common Stock in connection with the exercise of the Additional Investment Rights, if and when such exercise shall occur.

November 2005 Warrant Issuance

In November 2005, we issued five-year warrants to the August 2005 private financing investors to purchase a total of 100,000 shares of Class A Common Stock at an exercise price of $1.00 per share. These warrants have not been registered for sale under the Securities Act in reliance on Section 4(2) of the Securities Act. We issued these warrants in exchange for such investors’ agreement to extend the deadline for filing the required registration statement for the shares underlying their notes, warrants, additional notes and additional warrants from October 15, 2005 to December 15, 2005. The other terms of these warrants (including anti-dilution adjustments) are substantially the same as the warrants issued to these investors.

Repurchases of Equity Securities of the Issuer

None.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Business Overview

 Vaso Active is an early stage company, organized in January 2003, which focuses on commercializing, marketing and selling over-the-counter pharmaceutical products that we believe incorporate a proprietary PENtoCORE technology. Vaso Active is also focused on pre-clinical testing and research on a patented VALE technology.

 The unique VALE technology is intended to be a patchless, lipid-based delivery system which the Company’s parent, Biochemics, is formulating into various applications which the Company hopes to market in the future, subject to receipt of appropriate FDA approvals. The technology uses an active process, incorporating chemical vasodilators, to deliver drugs through the skin and into the bloodstream.

 The PENtoCORE technology is a topical formulation, in contrast to the VALE transdermal technology. The Company is currently marketing three products that incorporate the proprietary PENtoCORE technology; the Company has one additional product candidate currently undergoing package design and branding and multiple additional product candidates at various stages of formulation and development, none of which have yet been approved by or listed with the FDA.

 We began our operations in January 2001, as a division of BioChemics, a privately-owned pharmaceutical company engaged in the development of transdermal and topical drug delivery systems. BioChemics is based in Danvers, Massachusetts. BioChemics was founded in 1989 by John J. Masiz and was incorporated in Delaware in 1991. BioChemics began developing the VALE technology in 1989 and has subsequently been issued four U.S. patents in connection with this technology. BioChemics has licensed the VALE patents and the PENtoCORE technology to us.

 As an early stage company, we are subject to a number of risks typical of early stage companies including, but not limited to, our need to obtain additional financing and generate profitability and cash flows from operations. As a company engaged in the pharmaceutical industry, we are subject to a number of risks typical of pharmaceutical companies including, but not limited to, our need to adhere to strict governmental regulations, our ability to withstand intense competition from larger companies with greater financial resources and our ability to defend our intellectual property, as licensed from BioChemics.

 Our general business strategy was adversely affected beginning in April 2004 by regulatory action taken against us and our former President, and by private securities actions taken against us and our management. At the same time, we suspended the marketing and sale of our products until we were reasonably sure that our product marketing was consistent with the FDA's requirements and policies. We also voluntarily delisted our common stock from trading on NASDAQ. As a result of our voluntary delisting and the continuation of the delisting of our securities, the action taken by the SEC against us, issues regarding the regulatory status of our products, and the significant decline in the market value of our securities concurrent with and subsequent to these matters, several shareholder actions were filed against Vaso Active and its officers and directors.

 In September 2005, the Company and certain of its officers and directors entered into agreements to settle (i) a consolidated securities class action lawsuit that alleged that the Company and those individuals violated the federal securities laws with respect to certain disclosures concerning the Company; and (ii) derivative lawsuits based on the class action allegations. In October 2005, the court granted preliminary approval to each of the litigation settlements, following which joint notices of the settlements and claim forms were sent to appropriate stockholders. The parties to the agreements obtained the court's final approval of the settlements on December 14, 2005. For further information, see Item 3, “Legal Proceedings."

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

Stock-Based Compensation - As part of our compensation programs offered to our employees, we grant stock options. We grant stock options to employees based on the fair value of the Class A common stock at the grant date. As allowed under SFAS No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," we have adopted the disclosure-only requirements of these accounting standards. Accordingly, we historically have not recognized stock-based compensation expense for stock options granted to employees at their fair value. The fair value of options granted to non-employees are expensed in accordance with SFAS 123 using the Black-Scholes option-pricing model. See Note 2 to our financial statements for the impact on earnings had we fully adopted SFAS 123.

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

2005 Compared to 2004

Net Revenues - Net revenues for the year ended December 31, 2005 increased by approximately 96% to $25,221 from $12,888 in the comparable period in 2004. Shipments in both 2005 and 2004 were not significant. Our operations continued to be negatively affected in 2005 due to capital resource constraints. As a result, our selling activities were limited principally to test marketing initiatives. In April 2004, regulatory actions were taken against us by the FDA. As a result, we suspended all selling activities until we were reasonably sure that our product marketing was consistent with the FDA’s requirements and policies. In September 2004, we revised our product labels and began shipping our products on a limited basis.

Cost of Sales - Cost of sales principally includes the cost of products, inventory adjustments, the disposal of expired products and other manufacturing costs. Through BioChemics, we outsource the manufacturing of our products to an independent third-party contract manufacturer. In 2005 and 2004, we recorded product disposal costs and one-time production set-up costs charged to us by our contract manufacturer of $35,912 and $64,099, respectively. These manufacturing costs represented approximately 84% and 86% of our cost of sales in 2005 and 2004, respectively. The remainder of our cost of sales, $6,975 in 2005 and $3,437 in 2004, was primarily the cost of our product sales.

Marketing, Advertising and Promotion - Marketing, advertising and promotion expenses for the year ended December 31, 2005 decreased $29,577 to $318,964 from $348,541 in the comparable period. Included in the 2005 expense was approximately $139,000 in advertising fees we incurred in connection with our launch of a series of 60 and 120 second television commercials for Osteon throughout the United States. In addition, we incurred costs of $96,211 for samples that were distributed throughout the year, and $64,447 for various promotional expenses that included shows and conferences. In 2004, marketing, advertising and promotion expense included approximately $180,000 in professional fees associated with the Osteon product rollout strategy. In addition, 2004 marketing, advertising and promotion expense included $101,757 in compensation expense, which represented the fair value of warrants we issued to a marketing and promotion firm for marketing services we received.

Selling, General and Administrative - Selling, general and administrative expenses decreased by $1,163,122 to $2,633,229 during the year ended December 31, 2005 as compared to $3,796,351 in the comparable period in 2004. The decrease in selling, general and administrative expense in 2005 was due primarily to the decrease in legal and professional fees we incurred to defend ourselves against several shareholder actions and regulatory actions taken against us by the SEC and the FDA in 2004. In addition, included in the 2004 selling, general and administrative expense was approximately $615,000 in fees we incurred in connection with the unwinding of our April 2004 private placement transaction.

Selling, general and administrative expenses in 2005 primarily consist of salaries, wages and related personnel costs, professional fees such as legal, audit and business advisory services typical of a publicly held corporation, commercial liability and directors and officers insurance costs and general overhead such as facility costs.

Research And Development - Research and development expenses increased by $23,470 to $342,482 for the year ended December 31, 2005 as compared to $319,012 in 2004. In both 2005 and 2004, our research and development activities have primarily surrounded the formulation of an analgesic utilizing the active ingredient ibuprofen. These activities have been performed under our direction by BioChemics under the terms and conditions of our August 2003 agreement. Also included in 2005 and 2004 research and development expenses was $54,912 and $52,579 in stock-based compensation related to stock options we issued to non-employees.

Interest Expense - During the year ended December 31, 2005, the Company incurred $292,532 in interest expense. Of this total, $70,035 represented interest expense incurred under our Senior Secured Convertible Notes due May 1, 2007, $121,449 represented accretion of the debt discount associated with detachable warrants sold in conjunction with the Senior Secured Convertible Notes and $77,302 represented the non-cash amortization of debt issuance costs.

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

Cost Of Sales - In general, our cost of sales is variable to our net revenues. However, certain manufacturing events such as inventory adjustments or product returns may significantly affect the consistency of our cost of sales, and therefore our gross profit, during any particular period. In 2004, we experienced several one-time manufacturing events including $54,662 in charges as a result of a write-off of expired inventory, $7,037 in one-time production costs and $2,400 in disposal costs. Excluding these one-time items, cost of sales was $3,437, which is a decrease of $31,662, or 71%, from the comparable period in the prior year. This adjusted decrease is consistent with our overall decrease in revenues between the two periods.

Marketing, Advertising And Promotion - Marketing, advertising and promotion expenses increased approximately 198% to $348,541 for the year ended December 31, 2004 from $116,642 for the comparable period in 2003. This increase was primarily attributable to $180,000 in professional marketing and consulting fees we incurred as we initiated our product rollout strategy in late 2004. Also included in 2004 was stock-based compensation of $101,757 related to the award of options and warrants to purchase our common stock to a marketing and promotion firm that was providing us services.

Selling, General And Administrative - Selling, general and administrative expenses increased by $2,748,433 to $3,796,351 during the year ended December 31, 2004 as compared to $1,047,918 in the comparable period in 2003. This increase is due primarily to our increased operations and significant legal and other professional expenses we incurred in connection with our recent SEC, Nasdaq, and FDA matters and shareholder class action lawsuits. In 2004, we incurred approximately $1,265,000 in legal and professional fees to amend our previously filed public filings and to defend ourselves and our officers and directors in the shareholder class action lawsuits. We recorded approximately $956,000 in salaries, wages, fringe benefits and other related compensation costs, approximately $392,000 in business, financial and other professional services and approximately $161,000 for various insurance premiums typical of a public company. In connection with the unwinding of our March 2004 private placement transaction, we incurred approximately $600,000 in professional fees and an additional $15,000 to unwind this transaction. The remaining selling, general and administrative costs pertain to our general operations.

Research And Development - Research and development expenses incurred for the year ended December 31, 2004 were $319,012. Beginning in January 2004, we engaged BioChemics to provide us with development services surrounding the formulation of an analgesic utilizing the active ingredient ibuprofen under the terms and conditions of our August 2003 agreement. Included in the 2004 cost were pre-clinical studies performed on animals. We used the proceeds we raised from our December initial public offering to fund this development. Also included in the 2004 research and development expense was $52,578 in stock-based compensation related to stock options we issued to non-employees. We did not incur any research and development costs in 2003.

Liquidity and Capital Resources

The Company has incurred substantial operating losses and negative cash flows from operations since inception. In 2004 and 2005, until the completion of our private financing in August 2005, operations were financed primarily from the proceeds of our December 2003 initial public offering and from the exercise of warrants. Net of offering costs, we raised approximately $6.4 million and $450,000, respectively, through these transactions. Prior to our receipt of these proceeds, we relied on BioChemics, together with the proceeds from an offering of convertible notes in early 2003, as the source of our working capital. We have expended all of the funds raised from our initial public offering.

On August 16, 2005, under a Securities Purchase Agreement (the "Purchase Agreement"), we issued a series of Senior Secured Convertible Notes (the "Notes") due May 1, 2007 in the aggregate principal amount of $2,500,000. The Company received approximately $1,700,000 in net cash proceeds from financing after placement fees, legal expenses, other offering costs, and funding of an escrow for future interest payments on the Notes. Placement fees, legal expenses and other offering costs paid were approximately $360,000 and approximately $440,000 was placed into escrow to fund substantially all of the Company's interest payments on the Notes (assuming that the Notes continue to accrue interest at the initial rate of 10% per annum).

The Notes. The Notes have a term of 21 months, and the principal of the Notes is due and payable in a single payment on May 1, 2007. The Notes bear interest at the six month LIBOR plus 6% with a floor of 10.0% and a ceiling of 12.0%. The Notes presently accrue interest at 10% per annum. Interest is payable quarterly, in arrears, beginning October 31, 2005, on each July 31, October 31, January 30 and April 30, until the earlier of the Notes' maturity or conversion date.

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

Additional Investment Rights (AIRs). In addition, the investors received AIRs to purchase up to $1,875,000 in aggregate principal amount of additional Notes at any time through May 1, 2007, which is the maturity date of the notes, together with additional five-year Warrants to purchase a total of 974,026 shares of Class A Common Stock. Any additional Notes would be convertible and any additional Warrants would be exercisable at the same respective initial prices per share as the Notes and Warrants issued on August 16, 2005.

Under the Purchase Agreement, the Company is required to reserve for issuance a total of 8,522,727 shares of Class A Common Stock, in connection with the possible conversion of Notes (including the additional Notes) and the possible exercise of the Warrants (including the additional Warrants).

At February 28, 2006, we had unrestricted cash of approximately $409,000 and working capital of approximately $187,000, excluding $322,000 of restricted cash held in escrow to fund future interest payments on the senior secured convertible notes we sold in 2005, and excluding approximately $237,000 of accounts payable related to legal fees that we intend to contest. Our financial condition has been materially and adversely affected by recent regulatory and shareholder actions taken against us. Having obtained final court approval of our recent litigation settlements, we expect our expenditures for legal and professional fees to decrease accordingly in the future.

We do not believe that we will receive cash flows from sales of our existing products at least until the middle of 2006.  We believe that our current working capital will be sufficient to satisfy our cash requirements only through May 31, 2006. The August 2005 private financing investors have informally indicated to us recently that they will not purchase the additional notes and warrants available to them under the AIRS unless we are willing to renegotiate the terms of this purchase. Therefore, we are actively pursuing alternative financing sources to replace this previously anticipated source of funds, but we are uncertain whether we will be successful in obtaining any such financing. If we do not raise additional capital from third parties prior to May 2006, we will explore ways to reduce further our operating expenses, such as by obtaining agreements from employees and BioChemics to defer payment of funds we owe them. Our ability to continue our business activities, including increasing our marketing support for our existing products, funding of the development of our product candidates through BioChemics and the commercialization of these product candidates, will depend upon, among other things, raising capital from third parties or receiving net cash flows from sales of our products. If we successfully generate cash through any of these methods, our priorities will be: (i) to contribute to support our existing products; (ii) to bring our acne product candidate to market; and (iii) to commence clinical trials for our ibuprofen candidate.

Contractual Obligations and Commitments

The following table sets forth our contractual obligations and commitments for the next five years, as of December 31, 2005.

	Total	Less than 1 year	1 - 3 Years	3 - 5 Years	5 - 7 Years
Long-term debt	$2,500,000	$-	$2,500,000	$-	$-
Capital lease obligations	14,582	2,351	5,070	7,161	-
Operating lease obligations	-	-	-	-	-
Unconditional purchase obligations	-	-	-	-	-
Employment agreements	2,234,167	344,167	630,000	630,000	630,000

Total	$4,748,749	$346,518	$3,135,070	$637,161	$630,000

In February 2005, we appointed our Chief Financial Officer, Mr. Joseph Frattaroli, as our President. Mr. Frattaroli will continue to serve as Chief Financial Officer and Acting Chief Executive Officer. This table is presented reflecting the authorized annual salary to Mr. Frattaroli effective March 1, 2005 for one year. The written employment agreements with Mr. Masiz and Dr. Carter terminate their initial terms on June 30, 2008, but are deemed automatically extended for successive periods of two years under the terms of their respective written agreements through 2012. This table is presented to reflect the effect of occurance of the automatic extensions.

In September 2005, Vaso Active and certain of its officers and directors, entered into agreements to settle the previously reported consolidated securities class action and derivative lawsuits. As a result of these settlements, we recorded a charge of $885,000 payable $25,000 in cash and $860,000 in the form of 2 year 5% convertible notes that is not reflected as an obligation in this table.

Off-Balance Sheet Arrangements

We have no material off-balance sheet financing such as a facility lease or other long-term commitments. We have employment agreements with three key employees. Please refer to “Contractual Obligations and Commitments” for a summary of our obligations under employment agreements.

Ownership Structure

Through our parent company, BioChemics, John J. Masiz controls approximately 70% of the combined voting power of all classes of stock of the Company and approximately 44% of the combined equity interest of the Company. BioChemics owns 100% of the Class B Common Stock of the Company.

Inflation

To date, inflation has had no material impact on our operations.

ITEM 7.  FINANCIAL STATEMENTS

Our audited financial statements and related notes, which are attached to this Annual Report on Form 10-KSB beginning on page F-1, are incorporated by reference.

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

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Officers

Set forth below is the name, age as of December 31, 2005, position and a brief account of the business experience of each of our executive officers and directors:

Name	Age	Position
Joseph Frattaroli	43	President, Acting Chief Executive Officer and
		Chief Financial Officer
Stephen Carter, Ph.D.	53	Vice President, Chief Scientific Officer, Director
Robert E. Anderson	50	Director, Chairman of the Board (2), (4)
Ronald Guerriero	62	Director (1), (3), (4)
D'Anne Hurd	55	Director (1), (2), (3), (4)
Bruce A. Shear	51	Director (1), (4)
Brian J. Strasnick, Ph.D.	52	Director (2), (3), (4)
__________
(1) Member of the Audit Committee of the Board of Directors
(2) Member of the Nominating and Corporate Governance Committee of the Board of Directors
(3) Member of the Compensation Committee of the Board of Directors
(4) Independent Director

JOSEPH FRATTAROLI - Mr. Frattaroli has served as Acting Chief Executive Officer of the Company since August 2004, as President of the Company since February 2005, and as Chief Financial Officer of the Company since June 2003.  He served as Acting President of the Company from August 2004 until February 2005. From January 2002 through April 2003, Mr. Frattaroli served as an accounting and financial consultant to BioChemics. From April 2000 through December 2001, Mr. Frattaroli was Chief Financial Officer of Getov Machine Incorporated, a maker of precision machine parts for the telecommunications industry. From January 1998 through April 2000, Mr. Frattaroli served as managing principal for the EPI Consulting Group, a consulting firm that provided per diem chief financial officer services.

STEPHEN G. CARTER, Ph.D. - Dr. Carter has served as the Company’s Chief Scientific Officer since June 2003. He has served as a member of its Board of Directors since June 2003. From September 1999 to the present, Dr. Carter has also served as Chief Scientific Officer of BioChemics.

ROBERT E. ANDERSON - Mr. Anderson has served as a member of the Company’s Board of Directors since June 2003 and has been the Chairman of the Board since September 17, 2004. From January 1998 to the present, Mr. Anderson has been a self-employed consultant and investor. Mr. Anderson has also served as a director of BioChemics since 2003.

RONALD GUERRIERO - Mr. Guerriero was appointed to the Company’s Board of Directors on September 17, 2004. From March 2004 to the present he has served as Executive Director of the Research Accelerator Program for Partners HealthCare System, a non-profit consortium of major hospitals in the Boston area. From 1998 to 2004, he served as President of Bridge Management Group, a company that specializes in management of medium sized technology companies, where he served as Chief Executive Officer for four companies. He also serves as an adjunct faculty member at the Carroll School of Management at Boston College.

D'ANNE HURD - Ms. Hurd was appointed to the Company’s Board of Directors on September 17, 2004. From July 2005 to the present and from January 2004 to January 2005, Ms. Hurd has served as an independent business/legal consultant to several companies. Since January 2006, Ms. Hurd has been the Vice President of Business Development for Gateway Park and General Counsel for Worcester Polytechnic Institute. From January 2005 to March 2005, she served as a financial consultant and from March 2005 to June 2005 as Senior Vice President, Chief Financial Officer and Treasurer of NMS Communications, Inc., a publicly traded provider of technologies for mobile applications and infrastructure. From March 2001 to January 2004, Ms. Hurd was Chief Financial Officer and General Counsel of StarBak Communications Inc., a company specializing in video communications technology, and its predecessor company, Vividon, Inc. From July 1999 to March 2001, Ms. Hurd was Chief Financial Officer and General Counsel of NaviPath, Inc., a former CMGI operating company providing internet access to internet service providers. From 1993 to the present, she has served as a director and chairman of the audit committee for Data Translation, Inc., a company specializing in the design of analog to digital technology.

BRUCE A. SHEAR - Mr. Shear has served as a member of the Company’s Board of Directors since June 2003. Since 1980, Mr. Shear has served as the President and Chief Executive Officer of PHC, Inc., a publicly traded behavioral health company, which he co-founded in 1979. Mr. Shear has served on the Board of Governors of the Federation of American Health Systems for over 15 years.

BRIAN J. STRASNICK, Ph.D. - Dr. Strasnick has served as a member of the Company’s Board of Directors since June 2003. Dr. Strasnick is the founder, Chairman, President and Chief Executive Officer of Willow Laboratories, which is engaged in the business of drug testing, serving in those positions since September 1995. Dr. Strasnick has provided behavioral healthcare and pharmacological services as a practitioner for over 18 years. Dr. Strasnick has also served on the Board for the Drug and Alcohol Testing Industry Association, or DATIA.

Significant Employee

JOHN MASIZ - Mr. Masiz, age 47, has served as the Chairman and Chief Executive Officer of BioChemics since 1989. From the inception of the Company in January 2004 until August 2004, he served as the Chairman, Chief Executive Officer and President of the Company. Since August 2004, Mr. Masiz has devoted approximately 70% of his time as an employee of the Company providing strategic consulting services regarding matters including sales, marketing and business development. Mr. Masiz may be deemed to be a “Significant Employee” of the Company within the meaning of the federal securities laws; he is not an executive officer of the Company.

On September 13, 2004, the United States District Court for the District of Columbia entered final judgments against the Company and Mr. Masiz pursuant to their settlements of a civil injunctive action commenced by the SEC. Under the terms of the settlement, without admitting or denying the allegations of the civil complaint, the Company and Mr. Masiz were enjoined from violating the antifraud and reporting provisions of the federal securities laws. He is also prohibited from serving as an officer or director of any public company, including the Company, for a period of five years. Effective as of August 17, 2004, Mr. Masiz resigned as an executive officer and a director of the Company, and the Company and Mr. Masiz terminated his then-existing employment agreement. He is, however, permitted to, and does, serve as an active employee of and/or consultant to the Company.

The Board of Directors

The Board of Directors oversees the business affairs of the Company and monitors the performance of management. The Board of Directors held eight meetings during the fiscal year ended December 31, 2005. During the 2005 fiscal year, all Board members attended 75% or more of the aggregate of (1) the total number of Board meetings held during the period he or she was a director and (2) the total number of meetings of the committee(s) of the Board on which the director serves. Currently, the Board consists of six members: Robert E. Anderson, Stephen G. Carter, Ronald Guerriero, D'Anne Hurd, Bruce A. Shear and Brian J. Strasnick. Robert Anderson is the Chairman of our Board of Directors. In addition, the Board has appointed Mr. Guerriero as the lead independent director.

Committees of the Board

The Board of Directors has designated three standing committees: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee.

Audit Committee. The Audit Committee is responsible for making recommendations to the Board of Directors concerning the selection and engagement of independent accountants and for reviewing the scope of the annual audit, audit fees, results of the audit and auditor independence. The Audit Committee also reviews and discusses with management and the Board of Directors such matters as accounting policies, internal accounting controls and procedures for preparation of financial statements. Its membership is currently comprised of Ms. Hurd (Chairwoman), Mr. Guerriero and Mr. Shear. The Audit Committee held seven meetings during the year ended December 31, 2005. On January 19, 2005, the Board of Directors amended and revised our Audit Committee Charter in order to incorporate certain updates in light of the most recent regulatory developments, including the Sarbanes-Oxley Act of 2002. A copy of the current Audit Committee Charter, which we filed as an exhibit to the Company’s Current Report on Form 8-K, filed January 25, 2005 with the SEC (the “January 2005 Form 8-K”) is available on the Company’s website, www.vasoactive.us. The Audit Committee Charter is reviewed annually.

In October 2005, the Board of Directors determined that Ms. Hurd, the Chairwoman of the Audit Committee, is an “audit committee financial expert” within the meaning of applicable regulations adopted by the SEC.

Because the Company is not listed on a national securities exchange, the Company is required to adopt a standard for the independence of its Audit Committee members used by a national securities exchange of its choice. The Company has adopted the independence standards for Audit Committee members of the American Stock Exchange (“AMEX”). The Board of Directors has determined that all members of the Audit Committee are “independent” under the AMEX independence standards.

Compensation Committee. The Compensation Committee reviews and approves the compensation for executive employees. Its membership is currently comprised of Messrs. Guerriero (Chairman) and Strasnick and Ms. Hurd. The Compensation Committee held two meetings during the year ended December 31, 2005. A copy of the current Compensation Committee Charter is available on the Company’s website, www.vasoactive.us, and was also filed as an exhibit to the January 2005 Form 8-K.

Nominating and Corporate Governance Committee. The Board of Directors established the Nominating and Corporate Governance Committee in December 2004 for the purposes of identifying individuals qualified to become Board members and to recommend that the Board select these individuals as nominees for election to the Board at the next annual meeting of the Company's stockholders, and developing and recommending to the Board a set of effective corporate governance policies and procedures applicable to the Company. The Nominating and Corporate Governance Committee met two times during the year ended December 31, 2005. Its membership is currently comprised of Ms. Hurd (Chairwoman) and Messrs. Guerriero and Strasnick. The charter of this Committee is available on the Company’s website, www.vasoactive.us, and was also filed as an exhibit to the January 2005 Form 8-K.

Because the Company is not listed on a national securities exchange, the Company is required to adopt a standard for the independence of its Nominating and Governance Committee members used by a national securities exchange of its choice. The Company has adopted the independence standards for Nominating and Corporate Governance Committee members of AMEX. The Board of Directors has determined that all members of the Nominating and Corporate Governance Committee are “independent” under the AMEX independence standards.

Under its charter, the Nominating and Corporate Governance Committee from time to time may actively seek nominees for the Board as well as obtain recommendations from management and stockholders. In assessing potential nominees for the Board, the Committee generally considers business experience, administrative skills and the ability to interact effectively with the full board and management, among other attributes. The Committee will also consider other factors, such as diversity and specific needs of the Board at a particular time. This process includes identifying candidates with excellent decision-making ability, technological background, personal integrity and reputation, experience with businesses and other organizations of comparable size, experience as an executive with a publicly traded company, the interplay of the candidate's experience with the experience of other Board members, and the extent to which the candidate would be a desirable addition to committees of the Board. Candidates nominated by stockholders will be evaluated on the basis of the same criteria that all other director nominees are evaluated.

Policy Regarding Director Nominations By Stockholders

Generally. The Board of Directors will consider all director candidates recommended to the Nominating and Corporate Governance Committee (the “Nominating Committee”) by stockholders owning at least five percent (5%) of the Company’s outstanding shares of capital stock at all times during the year preceding the date on which the recommendation is made that meet the qualifications established by the Board.

Director Minimum Qualifications. Set forth below are the minimum qualifications that the Nominating Committee believes are needed to effectively serve as a Company director:

•
Each director nominee is evaluated in the context of the full Board's qualifications as a whole, with the objective of establishing a Board that can best perpetuate the success of the Company's business and represent stockholder interests through the exercise of sound judgment. Each director nominee will be evaluated considering the relevance to the Company of the director nominee's respective skills and experience, which must be complimentary to the skills and experience of the other members of the Board.

•
Director nominees must possess a general understanding of marketing, finance and other elements relevant to the success of a publicly-traded company in today's business environment, and an understanding of the Company's business on an operational level.

•
Each director may be assigned committee responsibilities. A director nominee's educational and professional backgrounds must be consistent with the director nominee's committee assignment (e.g., director nominees who will be assigned to the Audit Committee must be financially literate as may be defined within the Audit Committee Charter).

•	Director nominees must demonstrate a willingness to devote the appropriate time to fulfilling Board duties.

•
Director nominees shall not represent a special interest or special interest group whose agenda is inconsistent with the Company's goals and objectives or whose approach and methods are inconsistent with what the Board believes is in the best interest of the Company's stockholders.

•	Director nominees shall not be a distraction to the Board, nor shall a director nominee be disruptive to the achievement of the Company's business mission, goals and objectives.

Procedures for Stockholder Nominations. Set forth below are the procedures by which a stockholder may recommend a Board of Directors nominee to the Nominating Committee:

•
Stockholder nominations must include all of the information described below and must be received by the 120th calendar day before the date of the Company's proxy statement released to stockholders in connection with the previous year's annual meeting to be considered for the next scheduled annual meeting of stockholders.

•	Stockholder nominations must be in writing and submitted via registered mail or overnight delivery service to the Committee Chairman at the Company's corporate headquarters address.

•
Supporting documentation must be submitted that allows the Committee to verify ownership by the nominating stockholder of at least five percent (5%) of the Company's outstanding shares at all times during the immediately preceding year from the date of the recommendation.

•
The stockholder must submit an affidavit from the director nominee stating that if elected, the director nominee is willing and able to serve on the Company's Board for the full term to which the director nominee would be elected. The affidavit must also acknowledge that the director nominee is aware of, has read and understands the Company's Code of Ethics and Board of Director Committee Charters (collectively, the "Corporate Governance Documents"), and further that the director nominee acknowledges that, if elected, the director nominee is subject to and will abide by the Corporate Governance Documents.

•	The stockholder must submit documentation as to the director nominee's qualifications, which at a minimum must include:

1.	A complete biography, including full employment history;

2.
A signed consent form and waiver authorizing the Company to perform a full background check of the director nominee, including criminal and credit history, from a firm acceptable to the Company in its sole discretion;

3.
Documentation of educational levels attained, complete with official transcripts issued directly by the educational institution and sent directly from the educational institution to the Company's Corporate Secretary;

4.	Disclosure of all special interests and all political and organizational affiliations;

5.
A signed, written statement from the director nominee indicating the reasons that the director nominee wants to serve on the Company's Board, and the reasons that the director nominee believes that he or she is qualified to serve; and

6.	A description of all litigation to which he or she or any of his or her affiliates have been a party within the past seven years.

•
The stockholder must submit any additional information required to be included in the Company's proxy statement for director nominees which determination will be made by the Company in its sole and absolute discretion (including, without limitation, information regarding business experience, involvement in legal proceedings, security ownership and transactions with the Company or management).

•	The information submitted by the stockholder must include complete contact information for the submitting stockholder and the director nominee.

Shareholder Communications with Directors

Stockholders may communicate with the Board of Directors, including the non-management directors, by sending written communications to the Company, attention: Corporate Secretary. Any correspondence received by the Company that is generically addressed to the Board will be forwarded to the Chairman of the Board, and any correspondence addressed to a particular director or to a Chairman of a Board Committee will be forwarded to that person without screening and a copy will be forwarded to the Chairman of the Board. Any director receiving such correspondence may, but is not required to, share the correspondence with other directors, management and/or their advisers.

Director Attendance at Annual Meetings

The Company encourages all Board members to make every effort to attend annual meetings of stockholders. The Company, however, recognizes that unavoidable scheduling conflicts and special individual circumstances may prevent directors from attending these meetings.

Code of Ethics

On January 25, 2005, the Company adopted a Code of Ethics which applies to directors and executive officers, such as our principal executive officer, principal financial officer, controller, and persons performing similar functions. The Company filed a copy of the code as an exhibit to the January 2005 Form 8-K. You may view and obtain a copy of the code by visiting the Company’s website, www.vasoactive.us. Alternatively, upon written request, the Company will mail to you a copy of the code at no charge. Please mail your request to the Company, Attention: Mr. Joseph Frattaroli.

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership of equity securities with the SEC. Officers, directors, and greater than ten percent stockholders are required by the SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file.

Based solely upon a review of Forms 3 and Forms 4 furnished to the Company pursuant to Rule 16a-3 under the Exchange Act during the Company’s most recent fiscal year, and Forms 5 with respect to the Company’s most recent fiscal year, we believe that all such forms required to be filed pursuant to Section 16(a) were timely filed as necessary by the executive officers, directors and security holders required to file same during the fiscal year ended December 31, 2005, except that an option grant awarded on April 1, 2005 to Mr. Frattaroli to acquire 150,000 shares of our Class A Common Stock was inadvertently not reported on Form 4; however, this transaction was later reported on a Form 5 filed with the SEC on February 14, 2006.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth the aggregate cash compensation paid for services rendered during the last three years by each person serving as the Company’s Chief Executive Officer and each of its executive officers serving as such at the end of the year ended December 31, 2005, whose compensation was in excess of $100,000. Each person below is referred to as a "Named Executive Officer."

Summary Compensation Table

		Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary		Bonus	Shares Underlying Options(#)
Joseph Frattaroli	2005	$108,300	(1)	$50,000	150,000
President, Acting Chief Executive Officer	2004	$75,000	(1)	$35,000	0
and Chief Financial Officer	2003	$6,000	(1)	$0	90,000

Dr. Stephen G. Carter (2)	2005	$140,000		$0	0
Chief Scientific Officer	2004	$140,000		$0	0
	2003	$75,833		$0	225,000
__________________

(1) Mr. Frattaroli began his employment with the Company in June 2003 as Chief Financial Officer. For 2003, Mr. Frattaroli received a payment of $6,000 upon completion of the Company’s initial public offering. In August 2004, Mr. Frattaroli was appointed Acting President and Acting Chief Executive Officer of the Company while continuing to serve as Chief Financial Officer. In February 2005, Mr. Frattaroli was appointed President while continuing to serve as Chief Financial Officer and Acting Chief Executive Officer.

(2) Dr. Carter began his employment with the Company in June 2003 as Chief Scientific Officer. For 2003, Dr. Carter received a payment of $75,833 and was paid upon completion of the Company’s initial public offering. See "Employment Agreements and Arrangements" below for additional information.

Employment Agreements and Arrangements

John Masiz. The Company entered into an employment agreement with Mr. Masiz, effective as of August 12, 2004, under which agreement he serves on a part-time basis as a strategic consultant to the Company regarding sales, marketing, business development and strategic planning through June 30, 2008. The agreement will be automatically renewed for successive two year terms thereafter unless terminated earlier by either party in accordance with the terms and conditions of the employment agreement. The agreement provides for an annual base salary of $175,000 per year, which may be increased from time to time. He is also eligible to receive additional compensation in the form of performance bonuses as well as discretionary bonuses.

If the Board terminates Mr. Masiz without cause or if he terminates his employment for good reason (other than within 12 months of a change in control), he will be paid his then-current base salary through the end of the employment period plus a pro-rata portion of any incentive compensation award that would have been payable to him had he remained employed at the end of that fiscal year. If Mr. Masiz terminates his employment for good reason within 12 months of a change in control, the Company will pay him a lump sum equal to two times his then-current annual base salary plus a pro-rata portion of any performance bonus that would have been payable to him had he remained employed at the end of the fiscal year. Mr. Masiz’s obtaining new employment will not result in the reduction or cancellation of any payments or benefits owed to him by the Company.

A “change of control” with respect to the Company occurs if: (i) an individual or entity (other than a BioChemics affiliate) acquires control of 30% or more of the voting power of the outstanding capital stock of the Company; (ii) BioChemics no longer has the right to designate at least 50% of the members of the Board; (iii) a majority of the Board members as of the date of the employment agreement change under certain circumstances; (iv) the Company sells all or substantially all of its assets; or (v) the Company is the non-surviving party in a merger.

The Company entered into this agreement with Mr. Masiz in anticipation of the final judgment by the United States District Court for the District of Columbia against the Company and Mr. Masiz, the Company's former President and Chief Executive Officer, which occurred on September 13, 2004, in connection with their settlements with the SEC filed with the court. The final judgment enjoined him from violating the antifraud and reporting provisions, and prevents him from serving as an officer or director of any public company, including the Company, for a period of five years. Effective as of August 17, 2004, Mr. Masiz resigned as an executive officer and a director of the Company. He is, however, permitted to remain an active employee and/or consultant of the Company. Mr. Masiz and the Company terminated his previous employment agreement with the Company prior to entering into the employment agreement described above.

Stephen Carter. The Company entered into an employment agreement with Dr. Carter, effective as of June 16, 2003, which provides for his employment as Chief Scientific Officer through June 30, 2008. The agreement is automatically renewed for successive two year terms thereafter unless terminated earlier by either party in accordance with the terms and conditions of the employment agreement. The agreement provides for an annual base salary of $140,000 per year, which may be increased from time to time by the Board. He is also eligible to receive additional compensation in the form of performance bonuses as well as discretionary bonuses.

If the Board terminates Dr. Carter without cause or if he terminates his employment for good reason (other than within 12 months of a change in control, as described above), he will be paid his then-current base salary through the end of the employment period plus a pro-rata portion of any incentive compensation award that would have been payable to him had he remained employed at the end of that fiscal year. If Dr. Carter terminates his employment for good reason within 12 months of a change in control, the Company will pay him a lump sum equal to two times his then-current annual base salary plus a pro-rata portion of any performance bonus that would have been payable to him had he remained employed at the end of the fiscal year. The Company will not be required to continue to make or provide any post-termination payments or benefits to Dr. Carter if he obtains new employment.

Joseph Frattaroli. In February, 2005, the Board of Directors approved the appointment of Mr. Frattaroli as the Company's President and Acting Chief Executive Officer and Chief Financial Officer, at an annual base salary of $115,000, plus a guaranteed 2005 bonus of $60,000, paid on a weekly basis, commencing March 1, 2005.

Option/Stock Appreciation Right Grants in 2005

The following tables set forth information regarding option grants under the Plan to the Named Executive Officers in 2005.

Option Grants in 2005
(Individual Grants)
	Number of Shares Underlying Options	Percent of Total Options Granted To Employees In	Exercise Price	Market Value of Underlying	Expiration
	Granted	2005	Per Share(2)	Shares	Date
Jo Joseph Frattaroli	150,000 (1)	100%	$0.50	$92,250(3)	April 1, 2015
D Stephen G. Carter	None	--	--	--	--

______________

(1)
These options have vested or will vest and become exercisable to the extent of one-third of the number of shares of Class A Common Stock subject to the option grant on each of April 1, 2005, April 1, 2006 and April 1, 2007.

(2)
The Company granted this option as of April 1, 2005. The Company determined that the fair market value on the grant date was $0.50 per share. For financial statement purposes, as required by generally accepted accounting principles, the Company has taken a charge against earnings for fiscal year 2005 in the amount of $17,250, which is equal to the difference between $0.615, which was the average of the high and low sale prices of our Class A Common Stock on April 1, 2005, and the exercise price, multiplied by the number of shares underlying the option.

(3)	Based on a per share market value of $0.615, the average of the high and low sale prices on the grant date.

Aggregate Stock Option Exercises in 2005 and Year-End Stock Option Values

The following table sets forth certain information with respect to options exercised during 2005 by the Named Executive Officers and with respect to unexercised options held by such persons at the end of 2005.

Name	Shares Acquired On Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs At FY-End (#)		Value of Unexercised In The Money Options/SARs At FY-End ($) *
			Exercisable	Unexercisable	Exercisable	Unexercisable
Joseph F. Frattaroli	--	--	110,000	130,000	--	--

Dr. Stephen G. Carter	--	--	225,000	--	--	--

2003 Stock Incentive Plan

 The Plan was adopted in May 2003. The Plan has been established for present and future executives, and other key employees, directors and consultants of the Company, as may be selected by the Committee. The Plan is intended to advance the best interests of the Company and its stockholders by providing those persons who have a substantial responsibility for its management and growth with additional incentives by allowing them to acquire an ownership interest in the Company and thereby encouraging them to contribute to the success of the Company and to remain in its employ.

The Plan provides for the grant of any one or a combination of restricted stock grants, incentive stock options, nonqualified stock options and stock appreciation rights to purchase up to an aggregate of 1,350,000 shares of Class A Common Stock. No incentive shall be granted under the 2003 Stock Incentive Plan after July 2013, but the terms and exercise of incentives granted before the date may extend beyond this date.

As of December 31, 2005, none of the options granted under the Plan had been exercised. As of that date, options to purchase 1,080,000 shares of Class A Common Stock were outstanding under the Plan, and 1,020,000 additional shares of Class A Common Stock remained available for grants or awards under the Plan.Director Compensation

Compensation of Directors

Generally

 At its meeting held on January 20, 2006, the Compensation Committee of the Board of Directors of the Company approved the following cash compensation arrangements for 2006 with respect to the non-employee directors of the Company:

1.	Board of Directors

(a)	Annual director fee: $7,500 (reduced from $15,000)
(b)	In-person board meeting fee: $1,000 (reduced from $1,500)

(c)	Telephonic board meeting fee: $500 (reduced from $750)

2.	Committees of the Board

- Annual committee membership fee: $2,500

No fees will be paid for attendance at meetings of Board committees.

The Company pays the annual director stipend and annual committee membership stipend in quarterly installments at the beginning of each calendar quarter. Each Board member is reimbursed for all reasonable expenses related to attendance at Board or committee meetings.

2003 Non-Employee Director Compensation Plan

 The 2003 Non-Employee Director Compensation Plan (the “Director Plan”) was adopted in August 2003. Non-employee directors are eligible to participate in the Director Plan. The purpose of the Director Plan is to assist the Company in attracting and retaining highly qualified individuals to serve as directors of the Company by providing them with a performance incentive as a result of stock ownership in the Company.

The Director Plan provides for the grant of nonqualified stock options, restricted stock grants, and stock appreciation rights to purchase up to an aggregate of 900,000 shares of Class A Common Stock. No grants or awards may be made under the Director Plan after August 22, 2013, but the term and exercise of awards or grants made prior to that date may extend beyond that date.

Under the Director Plan, except as otherwise determined by the Board, each person who becomes a Non-Employee Director for the first time after June 1, 2003 shall be granted options to purchase 60,000 shares of Class A Common Stock at an exercise price equal to the fair market value on the date of grant. At the consummation of the initial public offering, Mr. Anderson, Mr. Shear and Dr. Strasnick each received an option to purchase 60,000 shares of Class A Common Stock at $1.67 per share. In December 2004, each non-employee director received an option to purchase 30,000 shares of Class A Common Stock at $0.50 per share.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of April 6, 2006 by (i) each director of the Company; (ii) each executive officer of the Company; (iii) all executive officers and directors of the Company as a group; and (iv) each stockholder known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Class A Common Stock or Class B Common Stock. In compiling the table, the Company has relied upon information supplied by such persons and upon information contained in SEC filings. On April 6, 2006, 5,828,604 shares of Class A Common Stock were outstanding and 4,500,000 shares of Class B Common Stock were outstanding.

Under applicable rules of the Securities Exchange Act of 1934 (the “Exchange Act”), a person is deemed to beneficially own shares of Common Stock if that person directly or indirectly has or shares voting power or investment power with respect to those shares. Except as indicated in the footnotes to the table, the individuals and entities named in the table have sole voting and investment power with respect to all shares of Common Stock that they respectively own beneficially.

Under applicable Exchange Act rules, a person is also deemed to beneficially own shares which the person has the right to acquire within sixty (60) days. For example, on April 6, 2006, if an individual owns options to acquire 1,000 shares of Class A Common Stock and those options are or would be exercisable on or before June 5, 2006, that individual will also be deemed to own those 1,000 shares of Class A Common Stock as of April 6, 2006.

Because each share of Class B Common Stock is convertible at any time into one share of Class A Common Stock, under Exchange Act rules holders of Class B Common Stock are deemed to own beneficially an equal number of shares of Class A Common Stock. All outstanding shares of Class B Common Stock are held by BioChemics.

Unless otherwise noted, the address for each person is: Vaso Active Pharmaceuticals, Inc., 99 Rosewood Drive, Suite 260, Danvers, Massachusetts 01923.

	Class A Common Stock			Class B Common Stock
Name of Beneficial Owner	Number of Shares		Percent of Class	Number of Shares		Percent of Class

Robert E. Anderson	101,000	(1)	1.7%	0		*

BioChemics, Inc.	4,500,000	(2)	43.6%	4,500,000		100%

Stephen G. Carter, Ph.D.	225,000	(3)	3.7%	0		*

Joseph Frattaroli	160,000	(4)	2.7%	0		*

Ronald Guerriero	25,000	(5)	*	0		*

D’Anne Hurd	20,000	(6)	*	0

John Masiz	4,800,000	(7)	45.2%	4,500,000	(8)	100%

Bruce A. Shear	65,000	(9)	1.1%	0		*

Brian Strasnick, Ph.D.	129,233	(10)	2.2%	0		*

Directors and executive officers as a group (7 persons)	725,233	(11)	9.4%	0		*
______________

* Represents less than 1%.

(1)	Consists of 36,000 shares of Class A Common Stock and 65,000 shares of Class A Common Stock issuable upon exercise of director options.

(2)
BioChemics, 99 Rosewood Drive, Danvers, MA 01923, has sole voting and investment power with respect to the 4,500,000 shares of Class B Common Stock of which it is holder of record. All the aggregate 4,500,000 shares of Class B Common Stock held of record and beneficially owned by BioChemics are also deemed beneficially owned by Mr. Masiz.

(3)	Consists of 225,000 shares of Class A Common Stock issuable upon exercise of employee options.

(4)	Consists of 160,000 shares of Class A Common Stock issuable upon exercise of employee options.

(5)	Consists of 5,000 shares of Class A Common Stock and 20,000 shares of Class A Common Stock issuable upon exercise of director options.

(6)	Consists of 20,000 shares of Class A Common Stock issuable upon exercise of director options.

(7)
Consists of 300,000 shares of Class A Common Stock issuable upon exercise of employee options and 4,500,000 shares of Class B Common Stock owned by BioChemics deemed to be beneficially owned by Mr. Masiz.

(8)
Consists of 4,500,000 shares of Class B Common Stock deemed to be beneficially owned by Mr. Masiz as a result of his being the controlling stockholder of BioChemics. Mr. Masiz’s ownership of approximately 83% of the outstanding capital stock of BioChemics permits him to control the election of all of Biochemics’ directors. Mr. Masiz disclaims beneficial ownership of all shares listed as beneficially owned by BioChemics except to the extent of his pecuniary interest therein. The 4,500,000 shares of Class B Common Stock deemed beneficially owned by Mr. Masiz are also deemed beneficially owned by BioChemics.

(9)	Consists of 65,000 shares of Class A Common Stock issuable upon exercise of director options.

(10)	Consists of 64,233 shares of Class A Common Stock and 65,000 shares of Class A Common Stock issuable upon exercise of director options.

(11)	See Notes 1-10 above.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Policy Regarding Related Party Transactions

Any transactions between the Company and its officers, directors, principal stockholders or affiliates are required to be on terms no less favorable to us than could reasonably be obtained in arm’s-length transactions with independent third parties, and any such transaction must also be approved by a majority of our outside independent directors disinterested in the transaction. In addition, under our Code of Ethics, all related-party transactions must be reviewed and approved by the Audit Committee of our Board of Directors.

Relationship with BioChemics Generally

BioChemics owns all issued and outstanding shares of the Company’s Class B Common Stock. Because the Class B Common Stock has three (3) votes per share, BioChemics controls approximately 70% of the total votes entitled to be cast at the Meeting. Our former Chairman, Chief Executive Officer and President, John Masiz, who is presently an employee of the Company, is also the Chairman, Chief Executive Officer, President and controlling stockholder of BioChemics. Mr. Masiz owns approximately 83% of the outstanding capital stock of BioChemics.

In addition, Robert Anderson, the Company’s Chairman of the Board, serves as a director of BioChemics, and Stephen Carter, a Company director and its Chief Scientific Officer, serves as the Chief Scientific Officer of BioChemics. In 2005, the Company made, and expects to make in 2006, payments in excess of five percent of the Company’s 2005 gross revenues to BioChemics.

Private Placement of Securities in 2003

In a private placement in April 2003, the Company issued subordinated 10% convertible pay-in-kind promissory notes in the aggregate principal amount of $500,000 to accredited investors, including a Company director, Dr. Strasnick, who purchased notes in the principal amount of $50,000. Upon the consummation of the Company’s initial public offering in December 2003, all of the notes were converted into shares of Class A Common Stock at a conversion price of $0.83 per share, which resulted in the issuance of approximately 600,000 shares of Class A Common Stock by the Company to the holders of these notes. Dr. Strasnick received 64,233 shares of Class A Common Stock upon the conversion of the notes he held.

License Agreement with BioChemics

The Company has entered into a license agreement with BioChemics, dated as of February 1, 2003, under which the Company has a worldwide, exclusive right to use and practice certain patents owned by BioChemics relating to transdermal drug delivery technology. Under this agreement, the Company has the right to sell, market and commercialize all products (“OTC Products”) that (i) utilize and incorporate the BioChemics' patents and know-how; (ii) are classified by the FDA as over-the-counter products, and (iii) require less than $1.0 million of clinical development. Specifically excluded from the license are certain diabetic products developed by BioChemics, products used by dermatologists to treat cosmetic conditions, and products used or marketed to the animal health care industry.

In exchange for the granting of the license, the Company issued 4,500,000 shares of our Class B Common Stock to BioChemics as a license fee with a deemed value equal to the par value of such shares or $150. This is a one-time license fee. No royalties are payable to BioChemics under the license agreement.

With respect to the licensed patents, this agreement will terminate on the expiration date of the last of the licensed patents to expire. With respect to licensed non-patented technology, this agreement will have an initial term of ten (10) years, and will be automatically renewed for successive terms of two (2) years. The Company may terminate the license agreement upon providing ninety (90) days’ prior written notice of termination to BioChemics.

Any improvements to the licensed patents remain the property of BioChemics, but to the extent that any such improvements relate to products and product candidates, the improvements are licensed to the Company on the same terms as the initial license under the license agreement. BioChemics must maintain existing patent filings as well as register the patents in other jurisdictions as required. If BioChemics does not do so on a timely basis, the Company may make the required filings at BioChemics' expense.

Pursuant to an amendment to the license agreement, dated as of July 2, 2003, the trademarks “Osteon” and “PENtoCORE” were licensed to the Company by BioChemics, subject to quality control standards to be set by BioChemics. In addition, this amendment provides that all revenue related to the “deFEET” (now known as “Termin8”) mark owned by BioChemics, though not licensed to the Company, will be paid to the Company, and that the Company will bear all costs associated with the sale and marketing of the product bearing the mark.

Manufacturing Agreement

The Company entered into a manufacturing and development agreement, dated as of February 1, 2003, with BioChemics with respect to the manufacturing and development of the Company’s OTC products. Under this agreement, BioChemics researches, develops and manufactures, or contracts for the manufacture of, OTC products as the Company may request from time to time. For example, BioChemics has conducted research for the Company in the form of pre-clinical studies utilizing animals and the Company has paid BioChemics for this research.

For the described services, the Company pays BioChemics a fee equal to BioChemics’ costs plus 10%. As permitted by the agreement, BioChemics retains an unaffiliated company to manufacture the OTC products. The agreement has an initial term of five years and will be automatically renewed for one additional year so long as the agreement has not been terminated earlier in accordance with its terms.

The Company does not currently, nor does it intend in the future, to engage in the manufacture of, or conduct any research and development with respect to, any of the Company’s products. However, if BioChemics is unwilling or unable to meet its obligations under the agreement to the Company, the Company has the right to retain outside third parties to manufacture its products although the Company may not terminate the agreement with BioChemics for this breach.

During 2005 and 2004, research and development costs incurred under this agreement were approximately $287,600 and $266,500, respectively, and manufacturing costs incurred under this agreement were approximately $24,000 and $147,000, respectively. The Company did not incur any such costs during 2003.

Office Space and Administrative Support

The Company presently maintains its principal corporate offices on premises that it shares with BioChemics. The Company does not have a lease agreement with BioChemics. During 2005, 2004 and 2003, the Company recorded approximately $44,000, $44,000 and $20,000, respectively, in rent expense for this facility.

BioChemics and the Company entered into an administrative services agreement, dated as of September 1, 2003. Under this agreement, BioChemics provides the Company with administrative support services, including accounting and tax services; utilities; office, warehouse and storage space; and computer services and equipment, as reasonably requested by the Company.

The Company pays BioChemics a fee equal to BioChemics’ cost plus 10%. The initial term of this agreement is five years and will be automatically renewed on each anniversary date for an additional period of twelve months unless sooner terminated in accordance.

During 2005, 2004 and 2003, the Company paid BioChemics approximately $46,000, $46,000 and $122,000, respectively, for these services.

Registration Rights Agreement

The Company entered into a registration rights agreement with BioChemics in March 2003 under which the Company has granted to BioChemics, or its permitted transferees, as holders of shares of Class A Common Stock issuable upon conversion of the Class B Common Stock held by BioChemics, rights with respect to registration of these shares under the Securities Act of 1933 (the “Securities Act”). Subject to limitations set forth in the registration rights agreement, holders of the securities may require the Company, at its expense, to file one registration statement under the Securities Act with respect to the public resale of the securities. If the Company proposes to register any of its securities under the Securities Act, either for its own account or for the account of other security holders, BioChemics or its permitted transferees are entitled to notice of the registration and are entitled, subject to certain conditions and limitations, to include, at Company expense, their shares in the registration. In addition, BioChemics has agreed to subordinate its registration rights to those held by the investors in the Company’s August 2005 private financing. All registration expenses, as specified in the registration rights agreement, must be borne by the Company and all expenses relating to the sale of the securities registered must be borne by BioChemics or the other holder of the securities being registered.

Other Transactions with BioChemics

BioChemics made cash advances in 2003 in the amount of $518,200 to cover Company deficits. The Company subsequently repaid the advances.

Certain Relationships

 Robert E. Anderson. The Chairman of the Board of the Company, Mr. Anderson, has been a director of BioChemics since 2003 and is the holder of three convertible promissory notes issued by BioChemics, dated August 19, 2000, September 18, 2000, and December 14, 2000 respectively.

These notes are convertible into approximately 338,000 shares of BioChemics' common stock, which represents approximately 5.7% ownership of BioChemics. BioChemics is in default under these notes. See the BioChemics-related discussion contained in the “Business-Risk Factors” section of this report.

Mr. Anderson does not receive any compensation as a director or otherwise from BioChemics.

Joseph Frattaroli. Mr. Frattaroli, the Company’s acting Chief Executive Officer, President and Chief Financial Officer, directly owns 195,000 shares of BioChemics common stock. In addition, Mr. Frattaroli indirectly owns 90,000 shares of BioChemics common stock held by a corporation which had provided accounting services to BioChemics during the period of January 2002 through April 2003. The shares of BioChemics common stock owned directly and indirectly by Mr. Frattaroli represent approximately 5% ownership of BioChemics.

Stephen Carter. Dr. Carter, a director and Chief Scientific Officer of the Company, holds stock options that are exercisable for 300,000 shares of BioChemics common stock, representing approximately 5.1% ownership of BioChemics. Dr. Carter is also employed by BioChemics and receives a salary of $80,000 per year.

Item 13.   Exhibits

(a) Exhibits.

Exhibit Number	Description of Exhibit	Incorporated by Reference to:
		Form	SEC Filing Date	Exhibit No.
3.1	Amended and Restated Certificate of Incorporation (as amended through December 8, 2005)	SB-2	December 15, 2005	3.1
3.2	Amended and Restated By-laws (as amended through September 16, 2005)	8-K	September 22, 2005	3.2
4.1	Specimen Certificate for Class A Common Stock	SB-2/A	September 12, 2003	4.1
4.2	Form of Convertible Settlement Note*
10.1	Employment Agreement, effective June 16, 2003, between Vaso Active Pharmaceuticals, Inc. and Stephen G. Carter**	SB-2/A	September 12, 2003	10.2
10.2	Employment Agreement, dated August 12, 2004, between Vaso Active Pharmaceuticals, Inc. and John J. Masiz**	10-QSB	November 15, 2004	10.1
10.3	2003 Stock Incentive Plan**	SB-2	July 3, 2003	10.3
10.4	Form of 2003 Non-Employee Director Compensation Plan**	SB-2/A	September 12, 2003	10.4
10.5	Registration Rights Agreement by and between Vaso Active Pharmaceuticals, Inc. and BioChemics, Inc.	SB-2/A	September 12, 2003	10.5
10.6	License Agreement, dated February 1, 2003, between BioChemics, Inc. and Vaso Active Pharmaceuticals, Inc., as amended by an amendment agreement, dated July 2, 2003	SB-2/A	September 12, 2003	10.6
10.7	Manufacturing and Development Agreement, dated February 1, 2003, between Vaso Active Pharmaceuticals, Inc. and BioChemics, Inc.	SB-2/A	September 12, 2003	10.7
10.8	Administrative Services Agreement, dated September 1, 2003, between BioChemics, Inc. and Vaso Active Pharmaceuticals, Inc.	SB-2/A	September 12, 2003	10.8
10.9	Brokerage Agreement, effective August 1, 2005, between Vaso Active Pharmaceuticals, Inc. and Ferolie Corporation*
10.10	Securities Purchase Agreement dated August 16, 2005 (including exhibits and schedules)	8-K/A	August 19, 2005	99.1
10.11	Letter Agreement, dated as of October 12, 2005, among Vaso Active Pharmaceuticals, Inc., Iroquois Master Fund, Ltd., Omnicron Master Trust, and RAQ, LLC	8-K	November 14, 2005	10.1(a)
10.12	Letter Agreement, dated as of October 12, 2005, between Vaso Active Pharmaceuticals, Inc. and Smithfield Fiduciary LLC	8-K	November 14, 2005	10.1(b)
10.13	Standstill Agreement with respect to Conversion Rights, as amended, dated as of October 13, 2005, between Vaso Active Pharmaceuticals, Inc. and BioChemics, Inc.	8-K	November 14, 2005	10.2
10.14
Stipulation and Agreement of Settlement, dated September 21, 2005, among Lead Counsel (as defined therein) and certain other parties, with respect to In Re Vaso Active Pharmaceuticals Securities Litigation*

10.15
Stipulation and Agreement of Settlement, dated September 22, 2005, among lead counsel for the Company and the plaintiffs and certain other parties, with respect to In Re Vaso Active Pharmaceuticals Derivative Litigation*

14	Code of Ethics	8-K	January 25, 2005	99.1
23	Consent of Stowe & Degon*
31.1	Certification of Joseph Frattaroli, Acting Chief Executive Officer and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Joseph Frattaroli, Acting Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

   * Exhibit filed with this report.
** Management contract or compensatory plan.

(b)	Reports On Form 8-K.

The following reports were filed by the Company on Form 8-K during the fourth quarter of fiscal year 2005:

Date of Form 8-K	Items Reported (By Number)

November 14, 2005	1.01, 3.02 and 9.01
December 12, 2005	1.01 and 5.02
December 20, 2005	1.01, 8.01 and 9.01

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered by Stowe & Degon for the fiscal years 2004 and 2005:

	2004	2005

Audit	$73,675	$73,000
Non-Audit	--	--
Tax	--	--
All Other	--	7,100

Total:	$73,675	$80,100

Audit Fees

Audit fees include the aggregate fees billed for the audit of the our annual financial statements, reviews of our unaudited condensed quarterly financial statements, the financial statements included in our Form SB-2, as amended, and other registration statements.

Non-Audit Related Fees

There were no non-audit related fees since the Company came into existence in January 2003.

Tax Fees

Tax fees of $1,200 were paid during 2005 for preparation of the 2004 Company income tax returns. The tax services were not provided by our independent auditors.

All Other Fees

Stowe & Degon billed us $7,100 in 2005 for work related to our registration statement we filed in December 2005. These fees were paid in January 2006.

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

VASO ACTIVE PHARMACEUTICALS, INC.

Date: April 14, 2006	By:/s/ Joseph Frattaroli
Joseph Frattaroli
Acting Chief Executive Officer
Chief Financial Officer
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Joseph Frattaroli	Acting Chief Executive Officer	April 14, 2006
Joseph Frattaroli	Chief Financial Officer

/s/ Stephen Carter, Ph.D.	Vice President, Chief Scientific	April 14, 2006
Stephen Carter, Ph.D.	Officer, Director

/s/ Robert E. Anderson	Director, Chairman	April 14, 2006
Robert E. Anderson

/s/ Ronald Guerriero	Director	April 14, 2006
Ronald Guerriero

/s/ D’Anne Hurd	Director	April 14, 2006
D’Anne Hurd

/s/ Bruce A. Shear	Director	April 14, 2006
Bruce A. Shear

/s/ Brian J. Strasnick	Director	April 14, 2006
Brian J. Strasnick, Ph.D.

VASO ACTIVE PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Vaso Active Pharmaceuticals, Inc.:

We have audited the accompanying balance sheets of Vaso Active Pharmaceuticals, Inc. (the “Company”) as of December 31, 2005 and 2004, and the related statements of operations, stockholders’ equity (deficiency), and cash flows for each of the three years ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Vaso Active Pharmaceuticals, Inc. as of December 31, 2005 and 2004 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, certain conditions exist such as the Company's inability to generate sufficient cash from operations and to obtain additional debt or equity financing to meet its future obligations. As discussed in Note 2 to the financial statements, the stockholders’ deficiency and the deficiency in working capital at December 31, 2005 raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/S/ STOWE & DEGON

Worcester, MA
March 16, 2006

VASO ACTIVE PHARMACEUTICALS, INC.
BALANCE SHEETS
	December 31	December 31
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$707,640	$2,175,388
Accounts receivable	628	888
Inventory	14,964	140,296
Debt issuance costs	274,852	-
Prepaid expenses	76,954	28,995
Total current assets	1,075,038	2,345,567

Restricted cash	385,901	-
Property and equipment - net	53,802	37,551
	$1,514,741	$2,383,118
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable	$401,668	$474,369
Accrued compensation	18,019	43,805
Other accrued expenses	151,723	116,045
Obligations under capital leases - short-term portion	2,387	-
Due to parent company	79,505	10,780
Total current liabilities	653,302	644,999

Long-term liabilities:
Accrued legal settlement	885,000
Senior secured convertible notes, net of discount	2,058,011
Obligations under capital leases - long-term portion	11,622	-
Total long-term liabilities	2,954,633	-
Commitments and contingencies
	3,607,935	644,999
Stockholders' equity (deficiency):
Preferred stock - $0.0001 par value; authorized
10,000,000 shares; issued and outstanding, none	-	-
Common stock - $0.0001 par value; authorized
60,000,000 shares; issued and outstanding, 10,328,604	1,033	1,033
Additional paid-in capital	8,674,344	8,093,656
Deferred compensation	(130,559)	(183,777)
Accumulated deficit	(10,638,012)	(6,172,793)
Total stockholders' equity (deficiency)	(2,093,194)	1,738,119
	$1,514,741	$2,383,118

See notes to financial statements.

VASO ACTIVE PHARMACEUTICALS, INC.
STATEMENTS OF OPERATIONS

YEAR ENDED DECEMBER 31	2005	2004	2003

Net revenues	$25,221	$12,888	$53,270
Cost of revenues	42,887	67,536	31,622
Gross profit (loss)	(17,666)	(54,648)	21,648

Costs and expenses:
Marketing, advertising and promotion	318,964	348,541	116,642
Selling, general and administrative	2,633,229	3,796,351	1,047,918
Research and development	342,482	319,012	-
Legal settlement	885,000	-	-

Loss from operations	(4,197,341)	(4,518,552)	(1,142,912)

Interest expense	(292,532)	-	-
Other income (expense), net	24,654	25,231	(536,560)

Net loss	$(4,465,219)	$(4,493,321)	$(1,679,472)

Net loss per share - basic and diluted (Note 2)	$(0.43)	$(0.44)	$(0.62)

Weighted average shares outstanding - basic and diluted (Note 2)	10,328,604	10,296,805	2,714,180

Includes stock-based compensation expense as follows:

Marketing, advertising and promotion	$-	$101,757	$-
Selling, general and administrative	15,556	-	-
Research and development	54,912	52,579	-

Total	$70,468	$154,336	$-

See notes to financial statements.

VASO ACTIVE PHARMACEUTICALS INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

	COMMON STOCK
	NUMBER OF	$0.0001	ADDITIONAL PAID-IN	DEFERRED	ACCUMULATED
	SHARES	PAR VALUE	CAPITAL	COMP	DEFICIT	TOTAL
BALANCE, JANUARY 1, 2003	-	$-	$-	$-	$-	$-
Effect of incorporation	-	-
Issuance of Class B common
Stock to parent	4,500,000	450	-	-	-	450
Issuance of Class A common
Stock at $1.67 per share, net
of $1,935,305 issuance costs	5,002,500	501	6,401,694	-	-	6,402,195
Conversion of 10% convertible
Promissory notes and
accrued interest	601,113	60	903,871	-	-	903,931
Loss from operations	-	-	-	-	(1,679,472)	(1,679,472)

BALANCE, DECEMBER 31, 2003	10,103,604	1,011	7,305,565	-	(1,679,472)	5,627,104
Issuance of Class A common stock
at $2.00 per share	225,000	22	449,978	-	-	450,000
Stock options granted non-employees	-	-	338,113	(338,113)	-	-
Amortization of deferred compensation	-	-	-	154,336	-	154,336
Loss from operations	-	-	-	-	(4,493,321)	(4,493,321)

BALANCE, DECEMBER 31, 2004	10,328,604	1,033	8,093,656	(183,777)	(6,172,793)	1,738,119
Fair market value detachable warrants	-	-	563,438	-	-	563,438
Stock options granted below market	-	-	17,250	(17,250)	-	-
Amortization of deferred compensation	-	-	-	70,468	-	70,468
Loss from operations	-	-	-	-	(4,465,219)	(4,465,219)
BALANCE DECEMBER 31, 2005	10,328,604	$1,033	$8,674,344	$(130,559)	$(10,638,012)	$(2,093,194)

See notes to the financial statements.

VASO ACTIVE PHARMACEUTICALS INC.
STATEMENTS OF CASH FLOWS

YEAR ENDED DECEMBER 31	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,465,219)	$(4,493,321)	$(1,679,472)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of equipment	13,147	3,328	-
Amortization of discount and issuance costs related to convertible notes	198,751	-	-
Beneficial conversion feature of 10% convertible promissory notes	-	-	500,926
Accrued interest converted to Class A common stock	-	-	35,907
Stock-based compensation	70,468	154,336	-
Write-off of prepaid offering costs	-	55,000	-
Inventory write-off	27,049	54,662	-
Accrued legal settlement	885,000	-	-
Increase (decrease) in cash from change in:
Accounts receivable	260	469	52,080
Inventory	98,283	(134,132)	(46,324)
Prepaid expenses	(47,959)	61,689	(141,380)
Accounts payable	(72,701)	349,340	75,729
Accrued compensation	(25,785)	(234,633)	277,834
Other accrued expenses	35,678	(81,519)	197,564
Net cash used in operating activities	(3,283,028)	(4,264,781)	(727,136)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to restricted cash	(385,901)	-	-
Purchase of property and equipment	(14,063)	(40,879)	-
Net cash used in investing activities	(399,964)	(40,879)	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Class A common stock	-	450,000	6,402,195
Issuance of senior secured convertible notes	2,500,000	-	450
Offering costs associated with the issuance of senior secured convertible notes	(352,155)	7,500,000	-
Repayment of convertible notes	-	(7,500,000)	-
Net proceeds from issuance of 10% convertible promissory notes	-	-	367,098
Obligations under capital leases	(1,326)	-	-
Due to/from parent company - net	68,725	(78,727)	67,168
Net cash provided by financing activities.	2,215,244	371,273	6,836,911
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,467,748)	(3,934,387)	6,109,775
CASH AND CASH EQUIVALENTS, Beginning of period	2,175,388	6,109,775	-
CASH AND CASH EQUIVALENTS, End of period	$707,640	$2,175,388	$6,109,775
SUPPLEMENTAL DISCLOSURES:
Interest paid	$51,336	$-	$-
Income taxes paid	-	-	-
NONCASH DISCLOSURES:
Fair value of detachable warrants	$563,438	$-	$185,000
Issuance of capital leases to purchase property and equipment	$15,335	$-	$-

See notes to financial statements.

VASO ACTIVE PHARMACEUTICALS, INC.
NOTES TO THE FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND OPERATIONS

The Company

Vaso Active Pharmaceuticals, Inc. (the “Company”) is an early-stage company focused on commercializing, marketing and selling over-the-counter (“OTC”) pharmaceutical products that incorporate the vaso active lipid encapsulated (“VALE”) technology and the proprietary PENtoCORE technology. The Company is subject to a number of risks similar to those of other companies in an early stage of development. Principal among these risks are dependencies on key individuals, competition from substitute products and larger companies, the successful development and marketing of its products and the need to obtain adequate additional financing necessary to fund future operations.

The Company is engaged in a single operating segment of the OTC pharmaceutical industry.

Business Development

The Company commenced operations in January 2001 as the OTC division of BioChemics, Inc. (“BioChemics”), a privately owned pharmaceutical company. In January 2003, the Company incorporated in the state of Delaware and became a wholly-owned subsidiary of BioChemics. The Company licenses the VALE patents and PENtoCORE technology from BioChemics. As discussed in Notes 6 and 8, the Company issued 4,500,000 shares of its Class B common stock to BioChemics in consideration for the exclusive worldwide rights to commercialize market and sell the VALE technology for OTC pharmaceutical products. These shares were issued pursuant to authorization from the Company’s Board of Directors on June 20, 2003.

Initial Public Offering

On December 15, 2003, the Company completed an initial public offering of 5,002,500 shares of Class A common stock at a price of $1.67 per share raising approximately $6.4 million, net of issuance costs.

Stock Split

On February 20, 2004, the Company announced a three-for-one stock split on all classes of common equity in the form of a 200% stock dividend paid on March 5, 2004 to stockholders of record on February 23, 2004. All share and per share information has been restated to give retroactive effect to this stock split.

Settlement of Private Litigation

In 2004, the Company and certain of its officers and directors (the “Defendants”) were sued in several securities class action lawsuits filed in the United States District Court for the District of Massachusetts. The complaints, which were consolidated and sought equitable and monetary relief, an unspecified amount of damages, with interest, attorneys’ fees and costs, were filed on behalf of purchasers of Vaso Active Class A Common Stock during the period December 9, 2003 to March 31, 2004.

The Company was also named as a nominal defendant in three shareholder derivative actions (the “Derivative Actions”). The actions were filed against certain of its officers and directors and against BioChemics, Inc. The Complaints alleged, among other things, that the alleged conduct challenged in the securities class action case pending against the Company in Massachusetts (described above) constituted, among other things, a breach of the Defendants’ fiduciary duties to Vaso Active. The Complaints sought equitable and monetary relief, an unspecified amount of damages, and attorneys and other fees, costs and expenses, ostensibly on behalf of Vaso Active.

In September 2005, Vaso Active and certain of its named officers and directors entered into agreements to settle the class action and the Derivative Actions. The parties to the agreements obtained the court’s final approval of the settlements on December 14, 2005. The court also dismissed the actions. There have been no appeals to the court’s orders. Under the terms of the Class Action Agreement, Vaso Active, disclaiming any liability, has caused to be paid into escrow for the benefit of the putative class $1,100,000 in cash and, at a future date, after certain conditions of the settlement agreement have been met, will issue $750,000 face amount of 2-year 5% subordinated callable notes convertible at $1.75 per share (with full dilution protection). Vaso Active’s insurance carrier agreed to pay and has paid the $1,100,000 cash payment in exchange for a release of its liability under its insurance policy with Vaso Active. Under the terms of the Derivative Action Agreement, Vaso Active, disclaiming any liability, agreed to pay to plaintiffs’ counsel a total of $25,000 in cash and $110,000 face amount of 2-year 5% subordinated callable notes convertible at $1.75 per share. In addition, the terms of the Derivative Action Agreement require Vaso Active to institute or maintain certain corporate governance measures. In consideration of these settlements, the parties agreed to fully and finally release and discharge all claims against each other. The Company issued $110,000 in aggregate principal amount of the 2-year 5% subordinated callable notes subsequent to year-end.

Although the parties have agreed on settlements, there is no guarantee that these will be the only lawsuits brought against the Company with respect to these matters and if any additional litigation is commenced against the Company, there can be no guarantee that these matters ultimately will be resolved in the Company’s favor. An unfavorable outcome of these matters would have a material adverse impact on our business, results of operations, financial position and liquidity.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern - These financial statements have been prepared on the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. This assumption is presently in question and contingent upon the Company’s ability to raise additional funds. Management is in the process of identifying various fund-raising strategies it will pursue in 2006. These strategies may include an additional private placement of the Company’s equity securities. There are no assurances that Management will successfully execute such strategies.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Significant estimates relied upon in preparing these financial statements include revenue recognition, allowances for doubtful accounts, product return reserves, expected future cash flows used to evaluate the recoverability of long-lived assets and the determination of the useful lives of property and equipment. Although the Company regularly assesses these estimates, actual results could differ materially from those estimates. Changes in estimates are recorded in the period in which they become known.

Cash and Cash Equivalents - The Company classifies investments with original maturities of three months or less when acquired as cash equivalents. The Company invests its excess cash in money market funds that invest primarily in U.S. government securities, commercial paper and municipal obligations and are subject to minimal credit and market risk. The Company maintains deposits in financial institutions, which occasionally exceed federally insured limits. Management continually reviews the financial stability of these institutions.

Accounts Receivable - Accounts receivable consist primarily of trade receivables from the sale of OTC pharmaceutical products. The allowance for doubtful accounts is based on the Company's assessment of the collectibility of specific customer accounts and an assessment of economic risk as well as the aging of the accounts receivable. The Company’s policy is to write-off uncollectible trade receivables after significant measures have failed to result in their collection. An allowance for doubtful accounts is established to represent the estimated uncollectible trade receivables. The Company held little outstanding trade receivables at December 31, 2005 and 2004 and therefore no allowance for doubtful accounts provision has been established.

Inventory - Inventory is stated at the lower of cost or market, with cost being determined on the first-in, first-out method. The Company uses third-party contract manufacturers for the production of its products. Therefore, all inventory is in the form of finished goods.

Property and Equipment - Property and equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, generally three to five years. Repairs and maintenance are expensed as incurred.

Due to Parent - The Company reimburses certain administrative services provided by BioChemics as well as general overhead fees pursuant to agreements between the Company and BioChemics. The due to parent balance represents the net obligation from the Company to BioChemics at December 31, 2005 and 2004.

Debt Issuance Costs - The Company incurred debt issuance costs in connection with the senior secured convertible notes (see Note 4). These costs are deferred and included in current assets on the balance sheets. The debt issuance costs are amortized over the term of the related debt issuance. The amortization expense is included in interest expense.

Revenue Recognition - The Company recognizes revenue from product sales in accordance with accounting principles generally accepted in the United States of America, including the guidance in Staff Accounting Bulletin (“SAB”) Bulletin No. 104 “Revenue Recognition” and Statement of Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition When Right of Return Exists.” Specifically, revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred, the price is fixed and determinable and collectibility is reasonably assured.

In general, revenue is recognized when products are shipped to customers. It is the Company’s policy that all sales are final. As is common in the consumer products industry, customers return products for a variety of reasons including products damaged in transit, packaging changes, product discontinuance and shipping errors. As sales are recorded, the Company accrues an estimated amount for product returns as a reduction of revenue. These estimates are based on historical experience and known specific events such as product expiration dates.

Revenue is not recognized unless collectibility is reasonably assured. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If a customer’s financial condition were to deteriorate and result in an impairment of their ability to make payments, additional allowances may be required.

Stock-Based Compensation - The Company accounts for stock-based employee compensation arrangements using the intrinsic value method in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”

The Company has employee stock benefit plans, which are described more fully in Note 6. As the exercise price of all options granted under these stock option plans was equal to the market price of the underlying common stock on the grant date, no stock-based compensation is recognized in the Company’s financial statements. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended, to options granted under the stock option plans and rights to acquire stock granted under the Company’s 2003 Stock Incentive Plan and 2003 Non-Employee Director Compensation Plan. For purposes of this pro-forma disclosure, the value of the options is estimated using a Black-Scholes option pricing model and amortized ratably to expense over the options’ vesting periods. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.

	2005	2004	2003

Net loss as reported	$(4,465,219)	$(4,493,321)	$(1,679,472)
Less stock-based compensation had all options been recorded at fair value	(359,076)	(596,580)	(114,356)

Adjusted net loss	$(4,824,295)	$(5,089,901)	$(1,793,828)

Weighted average shares outstanding basic and diluted	10,328,604	10,296,805	2,714,180

Net loss per share - basic and diluted	$(0.43)	$(0.44)	$(0.62)

Pro forma net loss per share - basic and diluted	$(0.47)	$(0.49)	$(0.66)

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model using the following weighted average assumptions for 2005, 2004 and 2003, respectively: risk-free interest rates of 4.3%, 3.3% and 3.3%; a dividend yield of 0.0% (for all years); volatility factors of the expected market price of the Company’s common stock of 98% (for all years); and a weighted average expected life of the option of 4 years (for all years). The pro forma effect on net losses for 2005, 2004 and 2003 is not necessarily representative of the effects on reported income or loss in future years.

Effective January 1, 2006, the Company is required to adopt SFAS No. 123R, “Share-Based Payment.” This revised statement eliminates the intrinsic value method provided under APB No. 25. SFAS No. 123R requires companies to recognize as compensation expense the fair value of stock options and other equity-based awards issued to employees. The Company has evaluated the two methods of adoption and determined to apply the modified-prospective method.

Income Taxes - The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of existing assets and liabilities, using enacted tax rates. Valuation allowances are established when necessary to reduce the deferred tax assets to those amounts expected to be realized.

Advertising Expenses - Costs incurred to advertise and promote the Company are expensed as incurred. Advertising costs were approximately $153,000, $16,000 and $74,000 in 2005, 2004 and 2003, respectively.

Sales Incentives - Sales incentives are netted against revenues when incurred. Sales incentives are primarily comprised of slotting fees, coupons and rebates. Sales incentives of approximately $5,000 were netted against revenues in 2003. No sales incentives were incurred during 2005 or 2004.

Research and Development - Research and development costs primarily include salaries, contractor fees, facilities costs, administrative expenses and allocations of corporate costs. All such costs are charged to research and development expense as incurred. Research and development costs incurred were approximately $342,500 in 2005 and $319,000 in 2004. There were no research and development costs in 2003.

Management Fees - BioChemics provides the Company with certain administrative, marketing and management services, as well as the Company’s facilities and general corporate infrastructure. Management fees were approximately $45,900, $45,900 and $122,000 in 2005, 2004 and 2003, respectively.

Comprehensive Income - Comprehensive income (loss) was equal to net loss for each year presented.

Net Loss Per Common Share - Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share reflects, in addition to the weighted average number of common shares, the potential dilution if common stock options were exercised into common stock, unless the effects of such exercises would have been antidilutive.

Basic and diluted loss per common share are the same for 2005, 2004 and 2003 as potentially dilutive equity securities have not been included in calculations of diluted net loss per common share available to common stockholders, as their inclusion would have been antidilutive.

Reclassifications - Certain reclassifications have been made to the 2004 and 2003 amounts to conform to the 2005 presentation.

3. CAPITAL LEASE

In 2005, the Company leased equipment which was capitalized for financial reporting purposes under a noncancelable lease. Assets under capital lease totaled $15,335 at December 31, 2005. Accumulated depreciation of leased assets totaled $1,917.

Future minimum payments under the Company’s capital lease consist of the following at December 31, 2005:

Years Ending December 31

2006	$3,024
2007	3,024
2008	3,024
2009	3,024
2010	3,560

Total minimum payments	15,656
Less amounts representing interest	(1,647)

Present value of future minimum payments	14,009
Less current portion	(2,387)

Long-term portion	$11,622

4. SENIOR SECURED CONVERTIBLE NOTES

In August 2005, the Company sold $2,500,000 in aggregate principal amount of Senior Secured Convertible Notes due May 1, 2007 (the “Notes”) to independent institutional investors. The Notes are convertible at any time into shares of the Company’s Class A common stock at a price of $0.70 per share, subject to adjustment under certain circumstances. The investors also received five-year warrants (the “Warrants”) to purchase a total of 1,298,701 shares of the Company’s Class A common stock at an exercise price of $0.77 per share. In October, the investors also received an additional 100,000 shares in return for extending the required date of filing the registration associated with this transaction by 60 days. In addition, the investors received rights (“Rights”) to purchase up to $1,875,000 in aggregate principal amount of additional Notes at any time through the maturity date of the Notes, together with additional Warrants to purchase a total of 974,026 shares of Class A common stock. The additional Notes are convertible and the additional Warrants are exercisable at the same respective prices per share as the Notes and Warrants.

The Notes bear interest, payable quarterly, at the six month LIBOR plus 6.0%, with a floor of 10.0% and a ceiling of 12.0%. As part of the agreement, the Company placed $437,000 into escrow for the purpose of funding substantially all of the interest payments due under the Notes. Such remaining amount after disbursing required interest payments is reflected as restricted cash on the balance sheet.

The Notes are secured by substantially all of the Company’s assets and rank senior to all corporate indebtedness. The terms of the Notes permit the Company to finance capital equipment purchases, provided the lender is given a security interest only in the specific assets being financed. On conversion or full payment, the senior security interests included in the Notes will terminate.

The Company incurred debt issuance costs of approximately $377,725 in connection with this transaction. Included in this cost is $25,571, which represents the fair value of 64,935 warrants, issued to third party financial advisors to this transaction. In addition, the debt was issued with detachable warrants, which were valued at $563,438 calculated using the Black-Scholes valuation model. The key assumptions used in the Black-Scholes valuation calculations were an expected life of two and one-half years, expected volatility of 98%, a risk free rate of return of 4.04% and no expected dividends.

The debt issuance costs are deferred and included in other assets on the balance sheets. The debt issuance costs are amortized over the term of the related debt issuance. The amortization expense is included in interest expense on the statement of operations. The value of the detachable warrants is accounted for as a discount on the debt and is amortized over the life of the debt as interest expense. In 2005, the Company recorded $77,303 and $121,449 in interest expense related to debt issuance costs and the accretion of the debt discount associated with the detachable warrants, respectively.

5. INCOME TAXES

The Company has federal and state tax net operating loss carry forwards available for future periods of approximately $9,010,000. The federal and state tax net operating loss carry forwards expire beginning in 2024. As a result of the changes in the ownership of the Company, there may be limitations on the amounts of net operating loss carry forwards that may be utilized in any one year.

The tax effect of significant items comprising the Company’s approximate net deferred tax assets at December 31, 2005, 2004, and 2003 are as follows:

	2005	2004	2003

Deferred tax assets:
Net operating loss carryforwards	$3,628,000	$2,173,000	$451,000
Accrued legal settlement	356,000	-	-
Accrued compensation	-	-	(43,000)

	3,984,000	2,173,000	408,000
Valuation allowance	(3,984,000)	(2,173,000)	(408,000)

Net deferred tax assets	$-	$-	$-

The Company believes that uncertainty exists with respect to future realization of the deferred tax assets and has established a valuation allowance for the full amount as of December 31, 2005, 2004 and 2003.

A reconciliation between the amounts of income tax determined by applying the applicable U.S. statutory tax rate to the pre-tax loss is as follows:

	2005	2004	2003

Federal statutory rate	34%	34%	34%
State tax, net of federal impact	6%	6%	6%
Provision for valuation allowance on deferred tax assets	(40)%	(40)%	(40)%

Effective tax rate	-%	-%	-%

6. STOCKHOLDERS’ EQUITY

Preferred Stock - At December 31, 2005, the Company had 10,000,000 authorized shares of preferred stock, $0.0001 par value per share, of which no shares were issued and outstanding.

Common Stock - The Company maintains two classes of common stock. The Company has 40,000,000 authorized shares of Class A common stock and 20,000,000 authorized shares of Class B common stock. The per share par value for each of these classes of common stock is $0.0001. Holders of Class A common stock are entitled to one vote per share, while holders of Class B common stock are entitled to three votes per share. At December 31, 2005, there were 5,828,613 shares of Class A common stock issued and outstanding, and there were 4,500,000 shares of Class B common stock issued and outstanding, all of which are held by BioChemics.

7. STOCK OPTION PLANS

The Company maintains two stock option plans. The 2003 Stock Incentive Plan provides for the issuance of up to 2,100,000 shares of Class A common stock to employees, officers and consultants in the, form of nonqualified and incentive stock options, restricted stock grants or other stock-based awards, including stock appreciation rights. The 2003 Non-Employee Director Compensation Plan provides for the issuance of up to 900,000 shares of Class A common stock to non-employee directors in the form of nonqualified and incentive stock options, restricted stock grants or other stock-based awards, including stock appreciation rights. As of December 31, 2005, there were 1,245,000 and 330,000 remaining options available under the 2003 Stock Incentive Plan and the 2003 Non-Employee Director Compensation Plan, respectively. The following table sets forth the stock option activity under the Company’s two stock option plans:

	Number of Shares	Weighted-Average Exercise Price	Average Fair Value

Outstanding, January 1, 2003	-	$-
Granted	1,140,000	1.71	$1.15
Exercised	-	-
Forfeited	-	-

Outstanding, December 31, 2003	1,140,000	1.71
Granted	627,000	1.42	0.90
Exercised	-	-
Forfeited	(225,000)	1.67

Outstanding, December 31, 2004	1,542,000	1.60
Granted	150,000	0.50	0.35
Exercised	-	-
Forfeited	(267,000)	1.19

Outstanding, December 31, 2005	1,425,000	$1.56
Exercisable at December 31, 2005	960,000	$1.59

Exercisable at December 31, 2004	663,750	$1.57
Exercisable at December 31, 2003	75,000	$1.67

Outstanding			Exercisable
Number of Options	Range of Exercise Prices	Weighted-Average Remaining Life (in years)	Number of Options	Weighted-Average Exercise Price

300,000	$ 0.50	9.1	150,000	$ 0.50
1,125,000	$ 1.67 to $ 2.11	8.0	810,000	1.79

1,425,000		8.2	960,000	$ 1.59

Equity Instruments Issued to Non-Employees - As discussed in Note 2, the Company accounts for stock options granted to employees in accordance with APB No. 25. The Company granted 350,000 stock options to non-employees in 2004. The Company is required to record stock-based compensation when it grants options to purchase its common stock to non-employees under SFAS 123. In general, the value of these options would be calculated using the Black-Scholes option-pricing model. In 2005 and 2004, the Company recorded $60,404 and $57,836 in stock-based compensation related to stock options, respectively. There were no other options granted to non-employees.

8. RELATED PARTY AGREEMENTS

On February 1, 2003, the Company executed a license agreement with BioChemics that allows it to commercialize market and sell OTC pharmaceutical products using BioChemics’ patented VALE system and the PENtoCORE technology and BioChemics-owned trademarks in the OTC pharmaceutical market. In consideration, BioChemics was issued 4,500,000 shares of the Company’s Class B common stock. The term of this licensing agreement extends through the date of the last BioChemics' patent to expire. With respect to the portions of the licensing agreement that do not apply to a BioChemics patent or patent application, this agreement extends though February 2013. The licensing agreement can be automatically renewed for successive two-year terms for the non-patent technology.

On February 1, 2003, the Company executed a five-year agreement with BioChemics with respect to ongoing manufacturing and development of the Company's products and product candidates. In accordance with the terms and conditions of this agreement, BioChemics will research, develop and manufacture the Company's products on its behalf. In consideration, BioChemics will charge the Company a development and manufacturing fee at a rate of cost plus 10%. This agreement is automatically renewed for successive one-year terms. In the event that (i) BioChemics materially fails to meet the Company's product orders for a period of more than three (3) consecutive months; (ii) BioChemics commits an anticipatory breach of the manufacturing and development agreement; (iii) a force majeure event occurs which the Company reasonably believes will affect BioChemics' ability to supply and meet its product requirements for a period of at least three (3) months; or (iv) any of BioChemics’ manufacturers are non-compliant with the regulations required to manufacture the products and are unable to cure such non-compliance, the Company may qualify and engage at its discretion, other suppliers and manufacturers as it deems necessary to ensure uninterrupted supply of the Company’s products.

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

Effective September 1, 2003, the Company entered into an administrative services agreement with BioChemics. Under this agreement, BioChemics provides to the Company, at the Company’s request, administrative support services including secretarial support, accounting and tax services, data processing services, utilities, designated office space, designated warehouse and storage space, office supplies, telephone and computer services and equipment and such other office and corporate support services as the Company reasonably requires from time to time. BioChemics charges the Company an administrative services fee at a rate of cost plus 10%.

9. COMMITMENTS AND CONTINGENCIES

Employment Agreements - The Company has non-cancelable employment agreements with the Acting Chief Executive Officer through March 31, 2006 and the Chief Scientific Officer and the former Chief Executive Officer, through June 30, 2008. The remaining payments due under these employment contracts are as follows - $341,167 for 2006, $315,000 for 2007; and $157,500 for 2008.

Facility Lease - The Company subleases its office space from BioChemics, however, it does not have a formal lease agreement with BioChemics. Total rent expense for this office space was approximately $44,000, $44,000 and $20,000 in 2005, 2004 and 2003, respectively. With the exception of its capital lease (see Note 3), the Company is not obligated to any significant long-term lease commitments or other off-balance sheet financing arrangements.

Litigation - As discussed in Note 1, in 2004 the Company and certain of its officers and directors (the “Defendants”) were sued in several securities class action lawsuits filed in the United States District Court for the District of Massachusetts. In addition, the Company was also named as a nominal defendant in three shareholder derivative actions (the “Derivative Actions”). The actions were filed against certain of its officers and directors and against BioChemics. In September 2005, Vaso Active and certain of its named officers and directors entered into agreements to settle the class action and the Derivative Actions. The parties to the agreements obtained the court’s final approval of the settlements on December 14, 2005.

Although these cases have been settled, there is no guarantee that these will be the only lawsuits brought against the Company with respect to these matters and if any additional litigation is commenced against the Company, there can be no guarantee that these matters ultimately will be resolved in the Company’s favor. An unfavorable outcome of these matters would have a material adverse impact on our business, results of operations, financial position and liquidity.

10. UNWINDING OF PRIVATE INVESTMENT IN PUBLIC ENTITY

On March 16, 2004, the Company entered into a private placement transaction in the amount of $7,500,000 with an institutional investor. The investment was in the form of an 18 month 2% Convertible Note convertible into shares of the Company's Class A common stock at a conversion rate of $9.00 per share, at the option of the investor. In addition, the Company issued to the investor warrants to purchase 166,667 shares of Class A common stock at an exercise price of $8.75 per share. On April 1, 2004, as a result of the alleged conduct challenged in the securities class action case, the Company’s securities were suspended from trading by the Securities and Exchange Commission (“SEC”). Given that the initiation and continuation of the trading suspension by the SEC constituted a breach under this private placement transaction, the Company and the investor agreed, pursuant to the terms of a settlement agreement entered into on April 8, 2004, that the Company would immediately repay the investor the sum of $7,500,000 in cash without penalty, interest, redemption premium or any other premium or penalty, plus an expense reimbursement in connection with the settlement agreement in the amount of $15,000 in cash. In consideration of this repayment, the investor surrendered the Note and warrants and the parties mutually terminated all other agreements entered into in connection with the transaction. In connection with this transaction, the Company paid approximately $600,000 in fees to various third parties. These fees were not refunded when the Company repaid the investor. These fees were recorded as an expense during 2004.

Exhibit Index

Exhibit Number	Description of Exhibit	Incorporated by Reference to:
		Form	SEC Filing Date	Exhibit No.
3.1	Amended and Restated Certificate of Incorporation (as amended through December 8, 2005)	SB-2	December 15, 2005	3.1
3.2	Amended and Restated By-laws (as amended through September 16, 2005)	8-K	September 22, 2005	3.2
4.1	Specimen Certificate for Class A Common Stock	SB-2/A	September 12, 2003	4.1
4.2	Form of Convertible Settlement Note*
10.1	Employment Agreement, effective June 16, 2003, between Vaso Active Pharmaceuticals, Inc. and Stephen G. Carter**	SB-2/A	September 12, 2003	10.2
10.2	Employment Agreement, dated August 12, 2004, between Vaso Active Pharmaceuticals, Inc. and John J. Masiz**	10-QSB	November 15, 2004	10.1
10.3	2003 Stock Incentive Plan**	SB-2	July 3, 2003	10.3
10.4	Form of 2003 Non-Employee Director Compensation Plan**	SB-2/A	September 12, 2003	10.4
10.5	Registration Rights Agreement by and between Vaso Active Pharmaceuticals, Inc. and BioChemics, Inc.	SB-2/A	September 12, 2003	10.5
10.6	License Agreement, dated February 1, 2003, between BioChemics, Inc. and Vaso Active Pharmaceuticals, Inc., as amended by an amendment agreement, dated July 2, 2003	SB-2/A	September 12, 2003	10.6
10.7	Manufacturing and Development Agreement, dated February 1, 2003, between Vaso Active Pharmaceuticals, Inc. and BioChemics, Inc.	SB-2/A	September 12, 2003	10.7
10.8	Administrative Services Agreement, dated September 1, 2003, between BioChemics, Inc. and Vaso Active Pharmaceuticals, Inc.	SB-2/A	September 12, 2003	10.8
10.9	Brokerage Agreement, effective August 1, 2005, between Vaso Active Pharmaceuticals, Inc. and Ferolie Corporation*
10.10	Securities Purchase Agreement dated August 16, 2005 (including exhibits and schedules)	8-K/A	August 19, 2005	99.1
10.11	Letter Agreement, dated as of October 12, 2005, among Vaso Active Pharmaceuticals, Inc., Iroquois Master Fund, Ltd., Omnicron Master Trust, and RAQ, LLC	8-K	November 14, 2005	10.1(a)
10.12	Letter Agreement, dated as of October 12, 2005, between Vaso Active Pharmaceuticals, Inc. and Smithfield Fiduciary LLC	8-K	November 14, 2005	10.1(b)
10.13	Standstill Agreement with respect to Conversion Rights, as amended, dated as of October 13, 2005, between Vaso Active Pharmaceuticals, Inc. and BioChemics, Inc.	8-K	November 14, 2005	10.2
10.14
Stipulation and Agreement of Settlement, dated September 21, 2005, among Lead Counsel (as defined therein) and certain other parties, with respect to In Re Vaso Active Pharmaceuticals Securities Litigation*

10.15
Stipulation and Agreement of Settlement, dated September 22, 2005, among lead counsel for the Company and the plaintiffs and certain other parties, with respect to In Re Vaso Active Pharmaceuticals Derivative Litigation*

14	Code of Ethics	8-K	January 25, 2005	99.1
23	Consent of Stowe & Degon*
31.1	Certification of Joseph Frattaroli, Acting Chief Executive Officer and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Joseph Frattaroli, Acting Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

   * Exhibit filed with this report.
** Management contract or compensatory plan.