Form 10QSB
period 2006-03-31
VASO ACTIVE PHARMACEUTICALS INC
filed 2006-05-15
CIK 1232400

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934.

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                  Yes [ ] No [X]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, Class A, $0.0001 par value    5,828,604 shares outstanding on
                                                       May 11, 2006
Common stock, Class B, $0.0001 par value    4,500,000 shares outstanding on
                                                       May 11, 2006

                        VASO ACTIVE PHARMACEUTICALS, INC.

                              INDEX TO FORM 10-QSB

                                                                            Page
                                                                            ----

PART I. FINANCIAL INFORMATION

ITEM 1 - Condensed Financial Statements (unaudited):

Condensed Balance Sheets as of March 31, 2006 and December 31, 2005............3
Condensed Statements of Operations for the Three-month Periods Ended
     March 31, 2006 and 2005...................................................4
Condensed Statements of Cash Flows for the Three-Month Periods Ended
     March 31, 2006 and 2005...................................................5
Notes to the Condensed Financial Statements................................... 6

ITEM 2 - Management's Discussion and Analysis.................................10

ITEM 3 - Controls and Procedures..............................................16

PART II . OTHER INFORMATION

ITEM 6 - Exhibits.............................................................17

Signatures....................................................................18

         Unless the context requires otherwise, references in this Quarterly Report to "Vaso Active," "the Company," "we," "our" and "us" refer to Vaso Active Pharmaceuticals, Inc. Vaso Active, A-R Extreme(R), Termin8(R), and our logo are trademarks of the Company. Osteon(R), RepiDerm(R) and PENtoCORE(R) are registered trademarks of BioChemics, Inc. This Quarterly Report also contains trademarks and trade names of other parties.

                                            VASO ACTIVE PHARMACEUTICALS, INC.
                                                CONDENSED BALANCE SHEETS

                                                                                 MARCH 31,         DECEMBER 31,
                                                                                    2006               2005
                                                                                ------------       ------------
                                                                                (UNAUDITED)
                                ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                       $    242,374       $    707,640
Accounts receivable                                                                      731                628
Inventory                                                                            204,713             14,964
Debt issuance costs                                                                  223,318            274,852
Prepaid expenses                                                                      27,099             76,954
                                                                                ------------       ------------

         TOTAL CURRENT ASSETS                                                        698,235          1,075,038

Restricted cash                                                                      323,022            385,901
Property and equipment - net                                                          50,050             53,802
                                                                                ------------       ------------
                                                                                $  1,071,307       $  1,514,741
                                                                                ============       ============

                 LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
Accounts payable                                                                $    481,120       $    401,668
Accrued compensation                                                                  26,674             18,019
Other accrued expenses                                                                86,623            151,723
Obligations under capital leases - short-term portion                                  2,418              2,387
Due to parent company                                                                263,358             79,505
                                                                                ------------       ------------
         TOTAL CURRENT LIABILITIES                                                   860,193            653,302
                                                                                ------------       ------------

LONG-TERM LIABILITIES:
Accrued legal settlement                                                                  --            885,000
Senior secured convertible notes, net of discount                                  2,140,883          2,058,011
Notes payable                                                                        870,000                 --
Obligations under capital leases - long-term portion                                  11,006             11,622
                                                                                ------------       ------------
               Total  long-term liabilities                                        3,021,889          2,954,633

Commitments and contingencies (Note 1)
                                                                                ------------       ------------
                                                                                   3,882,082          3,607,935
                                                                                ------------       ------------
STOCKHOLDERS' DEFICIENCY:
Preferred  stock - $0.0001 par value; authorized 10,000,000 shares;
issued and outstanding, none                                                              --                 --
Common stock - $0.0001 par value; authorized 60,000,000 shares;
issued and outstanding, 10,328,604 at March 31, 2006 and
December 31, 2005                                                                      1,033              1,033
Additional paid-in capital                                                         8,720,301          8,674,344
Deferred compensation                                                               (115,458)          (130,559)
Accumulated deficit                                                              (11,416,651)       (10,638,012)
                                                                                ------------       ------------

         TOTAL STOCKHOLDERS' DEFICIENCY                                         (2,810,775)        (2,093,194)
                                                                                ------------       ------------
                                                                                $  1,071,307       $  1,514,741
                                                                                ============       ============

                             See notes to the unaudited condensed financial statements.

                                                           3








                                       VASO ACTIVE PHARMACEUTICALS, INC.
                                 UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                                     THREE-MONTH PERIOD ENDED MARCH 31,
                                                                      -------------------------------
                                                                          2006                2005
                                                                      ------------       ------------
Net revenues                                                          $      5,543       $      4,597
Cost of revenues                                                            16,380              6,248
                                                                      ------------       ------------
         GROSS PROFIT                                                      (10,837)            (1,651)

Costs and expenses:
    Marketing, advertising and promotion                                    33,096            169,803
    Selling, general and administrative                                    525,221            683,541
    Research and development                                                    --             90,030
    Stock based compensation                                                15,101             15,101
                                                                      ------------       ------------
    Loss from operations                                                  (584,255)          (960,126)

Interest income (expense), net                                            (194,385)             7,338
                                                                      ------------       ------------

NET LOSS                                                              $   (778,640)      $   (952,788)
                                                                      ============       ============

 Net loss per share - basic and diluted (Note 2)                      $      (0.08)      $      (0.09)
                                                                      ============       ============

Weighted average shares outstanding - basic and diluted (Note 2)        10,328,613         10,328,613


              Selling, general and administrative (2)                 $     45,960                 --
                                                                      ============       ============


                          See notes to the unaudited condensed financial statements.



                                                      4








                                       VASO ACTIVE PHARMACEUTICALS, INC.
                                 UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                THREE MONTH PERIOD ENDED MARCH 31,
                                                                ----------------------------------
                                                                       2006              2005
                                                                   -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                           $  (778,640)      $  (952,788)
Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation and amortization                                        3,752             2,274
    Stock-based compensation (Note 2)                                   61,059            15,101
    Amortization of discount and offering costs
      associated with convertible debt                                 134,406                --
    Increase (decrease) in cash from change in:
         Accounts receivable                                              (103)             (225)
         Inventory                                                    (189,749)             (575)
         Prepaid expenses                                               49,855            (9,914)
         Accounts payable                                               79,452           (86,473)
         Accrued compensation                                            8,655            (2,031)
         Other accrued expenses                                        (65,100)           57,610
                                                                   -----------       -----------
             Net cash used in operating activities                    (696,413)         (977,021)
                                                                   -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Decreases to restricted cash                                        62,879                --
    Purchase of property and equipment                                                   (11,063)
                                                                   -----------       -----------
             Net cash used in investing activities                      62,879           (11,063)
                                                                   -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:


Accrued legal settlement                                               (15,000)
Repayment of capital lease obligations                                    (585)
    Increase in amount due to parent company                           183,853            11,945
                                                                   -----------       -----------
             Net cash provided by financing activities                 168,268            11,945
                                                                   -----------       -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                  (465,266)         (976,139)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         707,640         2,175,388
                                                                   -----------       -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $   242,374       $ 1,199,249
                                                                   ===========       ===========

SUPPLEMENTAL DISCLOSURES:

    Interest paid                                                      197,595                --
                                                                   ===========       ===========
Suopplemental Disclosure of Non-Cash Activity

    Accrued legal settlement converted to notes payable            $   870,000                --
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

         The Company is engaged in a single operating segment of the OTC pharmaceutical industry

BUSINESS DEVELOPMENT

         The Company commenced operations in January 2001 as the OTC division of BioChemics, Inc. ("BioChemics"), a privately owned biopharmaceutical company. In January 2003, the Company incorporated in the state of Delaware and became a wholly-owned subsidiary of BioChemics. The Company licenses the VALE patents and PENtoCORE technology from BioChemics. As discussed in Notes 6 and 8, the Company issued 4,500,000 shares of its Class B common stock to BioChemics in consideration for the exclusive worldwide rights to commercialize market and sell the VALE technology for OTC pharmaceutical products. These shares were issued pursuant to authorization from the Company's Board of Directors on June 20, 2003.

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

         GOING CONCERN - These financial statements have been prepared on the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. This assumption is presently in question and contingent upon the Company's ability to raise additional funds. Management is in the process of identifying various fund-raising strategies it will pursue in 2006. These strategies may include an additional private placement of the Company's equity securities. There are no assurances that Management will successfully execute such strategies.

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

         DUE TO PARENT - The Company reimburses certain administrative services provided by BioChemics as well as general overhead fees pursuant to agreements between the Company and BioChemics. The due to parent balance represents the net obligation from the Company to BioChemics at March 31, 2006 and December 31, 2005.

         REVENUE RECOGNITION - The Company recognizes revenue from product sales in accordance with accounting principles generally accepted in the United States of America, including the guidance in Staff Accounting Bulletin ("SAB") Bulletin No. 104 "Revenue Recognition" and Statement of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition When Right of Return Exists." Specifically, revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred, the price is fixed and determinable and collectibility is reasonably assured.

         In general, revenue is recognized when products are shipped to customers. It is the Company's policy that all sales are final. As is common in the consumer products industry, customers return products for a variety of reasons including products damaged in transit, packaging changes, product discontinuance and shipping errors. As sales are recorded, the Company accrues an estimated amount for product returns as a reduction of revenue. These estimates are based on historical experience and known specific events such as product expiration dates.

         Revenue is not recognized unless collectibility is reasonably assured. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If a customer's financial condition were to deteriorate and result in an impairment of their ability to make payments, additional allowances may be required.

         STOCK-BASED COMPENSATION

         In the first fiscal quarter of 2006 the Company adopted Statement of Financial Accounting Standards No. 123(R) "Share-Based Payments" ("SFAS 123(R)"), which requires all share-based payments to employees, including stock options and stock issued under certain employee stock purchase plans, to be recognized in the Company's financial statements at their fair value. SFAS 123(R) requires the Company to estimate future forfeitures of stock-based compensation, while the pro forma disclosure for the three months ended March 31, 2005 includes only those options that had been forfeited during that period. The Company has continued to use the Black-Scholes option pricing model to determine the fair value of options under SFAS 123(R) and has elected to use the modified-prospective transition method, in which prior period financial statements will not be restated but disclosure of the pro forma net loss calculation will be included in the footnotes to the financial statements for periods prior to fiscal 2006 and the adoption of SFAS 123(R).

         The Company has an employee stock incentive plan and a non-employee director compensation plan, which are described more fully in Note 7 to the Company's Annual Report on Form 10-KSB for the period ended December 31, 2005.

         Prior to the first quarter of fiscal 2006, the Company recorded stock-based compensation issued to employees and directors using the intrinsic value method and stock-based compensation issued to non-employees using the fair value method. Stock-based compensation was previously recognized on stock options issued to employees only if the option exercise price was less than the market price of the underlying stock on the date of grant. During the three months ended March 31, 2005, no stock-based compensation was recorded under the intrinsic value method.

         During the three months ended March 31, 2006, the Company recorded stock compensation expense of $45,960 in accordance with SFAS 123(R).

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


                                                                                 THREE-MONTH
                                                                                    PERIOD
                                                                                    ENDED
                                                                                MARCH 31, 2005
                                                                                --------------
Net loss, as reported                                                           $   (952,788)

Add: stock-based compensation included in the determination of net loss               15,101

Less: stock-based compensation had all options been recorded at fair value          (111,958)

Adjusted net loss                                                               $ (1,049,645)


Weighted average shares outstanding, basic and diluted                            10,328,613
                                                                                ============
Net loss per share, basic and diluted, as reported                              $      (0.09
                                                                                ============

Adjusted net loss per share, basic and diluted                                  $      (0.10)
                                                                                ============


Net loss, as reported                                                               (952,788)
                                                                                ============

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

         For the three-month periods ended March 31, 2006 and 2005, the effect of stock options and other potentially dilutive shares were excluded from the calculation of diluted net loss per common share as their inclusion would have been antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

         This Quarterly Report on Form 10-QSB contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "1934 Act"), that are based on management's exercise of business judgment as well as assumptions made by, and information currently available to management. When used in this document, the words "may," "will," anticipate," believe," estimate," intend," and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties as noted below. Should one or more of these risks and uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. We undertake no obligation and do not intend to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events after the date hereof or to reflect the occurrence of any unanticipated events. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize.

         Management's Discussion and Analysis should be read together with our condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-QSB and the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. This Quarterly Report on Form 10-QSB, including the following discussion, contains trend analysis and other forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements in this Quarterly Report on Form 10-QSB that are not statements of historical facts are forward-looking statements. These forward looking statements made herein are based on our current expectations, involve a number of risks and uncertainties and should not be considered as guarantees of future performance.

         Factors that could cause actual results to differ materially include without limitation:

         o    an inability to arrange additional debt or equity financing;
         o    our ability to finance our business;

         o the timing, impact and other uncertainties related to pending and future acquisitions by us;
         o    the impact of new technologies;

         o    changes in laws or rules or regulations of governmental agencies;
         o    outcome in pending litigation matters;

         o    interruptions or cancellation of existing contracts;
         o    impact of competitive products and pricing;

         o    product demand and market acceptance and risks;
         o    the presence of competitors with greater financial resources;

         o    product development and commercialization risks;
         o our ability to maintain our current pricing model and/or decrease our cost of sales;

         o continued availability of supplies or materials used in manufacturing at the current prices;
         o    adverse regulatory developments in the United States;

         o    entrance of competitive products in our markets;
         o the ability of management to execute plans and motivate personnel in the execution of those plans;

         o    adverse publicity related to our products or the company itself;
         o    adverse claims relating to our intellectual property;

         o    the adoption of new, or changes in, accounting principles;
         o    legal proceedings;

         o the costs inherent with complying with new statutes and regulations applicable to public reporting companies, such as the Sarbanes-Oxley Act of 2002;
         o other new lines of business that the Company may enter in the future; and

         o our ability to repay our indebtedness, including repayment of the notes issued recently.

         These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in the forward-looking statements in this quarterly report. Other unknown or unpredictable factors also could have material adverse effects on our future results, including the factors described under the heading "Risk Factors" in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. The forward-looking statements in this quarterly report are made only as of the date of this quarterly report, and we do not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.


BUSINESS OVERVIEW
-----------------

         Vaso Active is an early stage company, organized in January 2003, which focuses on commercializing, marketing and selling over-the-counter pharmaceutical products that we believe incorporate a proprietary PENtoCORE technology. Vaso Active is also focused on pre-clinical testing and research on a patented vaso active lipid encapsulated ("VALE") technology.

         The unique VALE technology is intended to be a patchless, lipid-based delivery system which the Company's parent, Biochemics, is formulating into various applications which the Company hopes to market in the future, subject to receipt of appropriate FDA approvals. The technology uses an active process, incorporating chemical vasodilators, to deliver drugs through the skin and into the bloodstream.

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

         Our general business strategy was adversely affected beginning in April 2004 by regulatory action taken against us and our former President, and by private securities actions taken against us and our management. At the same time, we suspended the marketing and sale of our products until we were reasonably sure that our product marketing was consistent with the FDA's requirements and policies. We also voluntarily delisted our common stock from trading on NASDAQ. As a result of our voluntary delisting, the action taken by the SEC against us, issues regarding the regulatory status of our products, and the significant decline in the market value of our securities concurrent with and subsequent to these matters, several shareholder actions were filed against Vaso Active and its officers and directors. Since February 17, 2006 our Class A common stock has been quoted on the Over the Counter Bulletin Board under the symbol "VAPH.ob".

         In September 2005, the Company and certain of its officers and directors entered into agreements to settle (i) a consolidated securities class action lawsuit that alleged that the Company and those individuals violated the federal securities laws with respect to certain disclosures concerning the Company; and (ii) derivative lawsuits based on the class action allegations. In October 2005, the court granted preliminary approval to each of the litigation settlements, following which joint notices of the settlements and claim forms were sent to appropriate stockholders. The parties to the agreements obtained the court's final approval of the settlements on December 14, 2005. For further information, see Item 3, "Legal Proceedings."

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


THREE MONTHS ENDED MARCH 31, 2006 AND MARCH 31, 2005

         NET REVENUES - Net revenues for the three-month period ended March 31, 2006 increased $946 to $5,543 from $4,597 in the comparable period in 2005. Since re-introducing our products to the marketplace in September 2004, with revised labeling, we have not generated significant revenues. The increase in sales over the comparable quarter in 2005 was primarily due to increase in orders from our website and from Osteon re-orders from existing Osteon customers. No single customer represented more than 10% of net revenues in either period. All of our revenues during each of the periods were generated from the sale of our three OTC products.

         COST OF SALES - In general, our cost of sales is proportionately variable to our net revenues. However, we maintain certain fixed manufacturing costs. Cost of sales increased $10,132 to $16,380 from $6,248 in the comparable period in 2005. This increase in cost of sales was attributable mostly to an inventory write-down of approximately $14,000 for the three months ended March 31, 2006 in connection with Osteon inventories with less than one year of shelf life remaining.

         MARKETING, ADVERTISING AND PROMOTION - Marketing, advertising and promotion expenses decreased $136,707, or approximately 81%, to $33,096 for the three-month period ended March 31, 2006 from $169,803 in the comparable period in 2005. This decrease was primarily attributable to substantial decreases in the rate of spending on television commercials, partially offset by a slight increase in rate of spending on print advertising and product sampling for the three months ended March 31, 2006 over the comparable period in the prior year.

         SELLING, GENERAL AND ADMINISTRATIVE - Selling, general and administrative expenses decreased by $158,320 to $525,221 during the three months ended March 31, 2006 as compared to $683,541 in the comparable period in 2005. The decrease is mostly due to savings on the current year director and officer's liability insurance policy and significantly lower business consultant costs and legal fees. The decreases were partially offset by stock compensation expense of $45,960 charged for the three months ended March 31, 2006 in connection with stock options previously granted to employees and directors in accordance with SFAS 123(R). There was no corresponding charge in the comparable period in the prior year.

         RESEARCH AND DEVELOPMENT - Research and development expenses decreased $90,030 to $0.00 for the three months ended March 31, 2006 over the comparable period in 2005. We suspended research and development activities in January 2006 due to a lack of funds. In the comparable quarter in 2005 we, through our agreement with Biochemics, incurred research and development costs in connection with our Acne product candidate and our product candidate utilizing the analgesic ibuprofen.

         STOCK-BASED COMPENSATION -

         Prior to the first quarter of fiscal 2006, the Company recorded stock-based compensation issued to employees and directors using the intrinsic value method and stock-based compensation issued to non-employees using the fair value method. Stock-based compensation was previously recognized on stock options issued to employees only if the option exercise price was less than the market price of the underlying stock on the date of grant. During the three months ended March 31, 2005, no stock-based compensation was recorded under the intrinsic value method.

         During the three months ended March 31, 2006, the Company recorded stock compensation expense of $15,101 for consultants in accordance with SFAS 123(R).


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

         At March 31, 2006, we had unrestricted cash of approximately $242,000 and working capital of approximately $117,000, excluding $323,000 of restricted cash held in escrow to fund future interest payments on the senior secured convertible notes we sold in 2005, and excluding approximately $237,000 of accounts payable related to legal fees that we intend to contest. Our financial condition has been materially and adversely affected by recent regulatory and shareholder actions taken against us. Having obtained final court approval of our recent litigation settlements, we expect our expenditures for legal and professional fees to decrease accordingly in the future.

         We do not believe that we will receive cash flows from sales of our existing products at least until the middle of 2006. We believe that our current cash position will be sufficient to satisfy our cash requirements only through June 30, 2006 excluding amounts due to Biochemics and contested amounts due for professional fees. The August 2005 private financing investors have informally indicated to us recently that they will not purchase the additional notes and warrants available to them under the AIRS unless we are willing to renegotiate the terms of this purchase. Therefore, we are actively pursuing alternative financing sources to replace this previously anticipated source of funds, but we are uncertain whether we will be successful in obtaining any such financing. If we do not raise additional capital from third parties prior to May 2006, we will explore ways to reduce further our operating expenses, such as by obtaining agreements from employees and BioChemics to defer payment of funds we owe them. Our ability to continue our business activities, including increasing our marketing support for our existing products, funding of the development of our product candidates through BioChemics and the commercialization of these product candidates, will depend upon, among other things, raising capital from third parties or receiving net cash flows from sales of our products. If we successfully generate cash through any of these methods, our priorities will be:
(i) to contribute to support our existing products; (ii) to bring our acne product candidate to market; and (iii) to commence clinical trials for our ibuprofen candidate.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

         The following table sets forth our contractual obligations and commitments for the next five years, as of March 31, 2006.

                                                     LESS THAN         1 - 3          3 - 5            5 - 7
         DESCRIPTION                  TOTAL           1 YEAR           YEARS           YEARS           YEARS
------------------------------      ---------         -------         -------         -------         -------
Long-term debt                     $3,370,000      $       --      $3,370,000      $       --      $       --

Capital leases                         13,424           2,418           5,252           5,754              --

Operating leases                           --              --              --              --              --

Unconditional purchase
obligations                                --              --              --              --              --

Employment agreements               2,205,000         315,000         630,000         630,000         630,000

Total contractual obligations       5,588,424         317,418       4,005,252         635,754         630,000

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


ITEM 3.  CONTROLS AND PROCEDURES

         As of the end of the period covered by this quarterly report, our Acting Chief Executive Officer and Chief Financial Officer (the "Certifying Officer") conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the 1934 Act, the term "disclosure controls and procedures" means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the 1934 Act is accumulated and communicated to the issuer's management, including the Certifying Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officer has concluded that our disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the 1934 Act, and the rules and regulations promulgated there under.

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

                                   SIGNATURES


         In accordance with Section 13 and 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2006.

                                   VASO ACTIVE PHARMACEUTICALS, INC.

                                   /s/ Joseph Frattaroli
                                   ---------------------
                                   Joseph Frattaroli
                                   Acting President and Chief Executive Officer
                                   By: Chief Financial Officer