Form 10QSB
period 2006-06-30
VASO ACTIVE PHARMACEUTICALS INC
filed 2006-08-21
CIK 1232400

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

  Common stock, Class A, $0.0001 par value     5,828,613 shares outstanding on
                                                        August 21, 2006

  Common stock, Class B, $0.0001 par value     4,500,000 shares outstanding on
                                                        August 21, 2006

                        VASO ACTIVE PHARMACEUTICALS, INC.

                              INDEX TO FORM 10-QSB


                                                                            page
PART I.     FINANCIAL INFORMATION

ITEM 1 - Condensed Financial Statements (unaudited):

Condensed Balance Sheets as of June 30, 2006 and December 31, 2005 .......    3
Condensed Statements of Operations for the Three and six-month Periods Ended
   June 30, 2006 and 2005.................................................    4
Condensed Statements of Cash Flows for the Six-Month Periods Ended
   June 30, 2006 and 2005.................................................    5
Notes to the Condensed Financial Statements...............................    6

ITEM 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................   10

ITEM 3 - Controls and Procedures..........................................   19

PART II.    OTHER INFORMATION

ITEM 6 - Exhibits and Reports on Form 8-K.................................   20

Signature.................................................................   21

      Unless the context requires otherwise, references in this Quarterly Report to "Vaso Active," "the Company," "we," "our" and "us" refer to Vaso Active Pharmaceuticals, Inc. Vaso Active, A-R Extreme(R), Termin8(R), RepiDerm(R), and our logo are trademarks of the Company. Osteon(R) and PENtoCORE(R) are registered trademarks of BioChemics, Inc. This Quarterly Report on Form 10-QSB may contain trademarks and trade names of other parties.


                                             VASO ACTIVE PHARMACEUTICALS, INC.
                                                  CONDENSED BALANCE SHEETS


                                                                                         JUNE 30,          DECEMBER 31
                                                                                    ------------------  ------------------
                                                                                           2006                2005
                                                                                    ------------------  ------------------
                                                                                        (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
Cash and cash equivalents...................................................        $          34,582   $         707,640
Accounts receivable......... ...............................................                    9,202                 628
Inventory...................................................................                  186,351              14,964
Debt issuance costs.........................................................                  171,783             274,852
Prepaid expenses............................................................                   25,295              76,954
                                                                                    ------------------  ------------------

   TOTAL CURRENT ASSETS.....................................................                  427,213           1,075,038

Restricted cash.............................................................                  262,181             385,901
Property and equipment - net................................................                   46,298              53,802
                                                                                    ------------------  ------------------
                                                                                    $         735,692   $       1,514,741
                                                                                    ==================  ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Accounts payable ........................................................           $         746,622   $         401,668
Accrued compensation.....................................................                      62,823              18,019
Other accrued expenses...................................................                      84,394             151,723
Obligations under capital leases - short-term portion....................                       2,454               2,387
Senior secured convertible notes, net of discount........................                   2,223,756                   -
Due to parent company....................................................                     292,854              79,505
                                                                                    ------------------  ------------------
   TOTAL CURRENT LIABILITIES.............................................                   3,412,903             653,302

LONG-TERM LIABILITIES:
Accrued legal settlement.................................................                           -             885,000
Deferred revenue.........................................................                       1,216
Senior secured convertible notes, net of discount........................                           -           2,058,011
Notes payable............................................................                     870,000                   -
Obligations under capital leases - long-term portion.....................                      10,378              11,622
                                                                                    ------------------  ------------------
   TOTAL LONG-TERM LIABILITIES...........................................                     881,594           2,954,633
                                                                                    ------------------  ------------------


Commitments and contingencies (Note 1)...................................                    4,294,497           3,607,935
                                                                                    ------------------  ------------------
STOCKHOLDERS' EQUITY:
Preferred stock - $0.0001 par value; authorized
    10,000,000 shares; issued and outstanding, none......................                                               -
Common stock - $0.0001 par value; authorized
    60,000,000 shares; issued and outstanding, 10,328,613................                       1,033               1,033
Additional paid-in capital...............................................                   8,766,258           8,674,344
Deferred compensation....................................................                    (100,357)           (130,559)
Accumulated deficit......................................................                 (12,225,739)        (10,638,012)
                                                                                    ------------------  ------------------

   TOTAL STOCKHOLDERS' DEFICIENCY........................................                  (3,558,805)         (2,093,194)
                                                                                    ------------------  ------------------
                                                                                           $  735,692        $  1,514,741
                                                                                    ==================  ==================


                                 See notes to the unaudited condensed financial statements.

                                                             3


                                               VASO ACTIVE PHARMACEUTICALS, INC.
                                         UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                        THREE-MONTH PERIOD ENDED JUNE 30,    SIX-MONTH PERIOD ENDED JUNE 30,
                                                       ----------------------------------  ----------------------------------
                                                             2006              2005              2006              2005
                                                       ----------------  ----------------  ----------------  ----------------
Net revenues.......................................    $        10,607   $        11,199   $        16,150   $        15,796
Cost of revenues...................................             11,113            13,467            27,493            19,715
                                                       ----------------  ----------------  ----------------  ----------------
      GROSS PROFIT.................................               (506)           (2,268)          (11,343)           (3,919)
                                                       ----------------  ----------------  ----------------  ----------------

Costs and expenses:
     Marketing, advertising and promotion..........             30,393            31,933            63,489           201,736
     Selling, general and administrative...........            568,589           458,805         1,093,810         1,142,346
     Research and development......................                  -            87,407                 -           177,437
     Legal settlement..............................                  -           750,000                 -           750,000
     Stock based compensation......................             15,101            15,101            30,202            30,202
                                                       ----------------  ----------------  ----------------  ----------------

      Loss from operations.........................           (614,589)       (1,345,514)       (1,198,844)       (2,305,640)

Interest income (expense), net.....................           (194,499)            4,624          (388,884)           11,960
                                                       ----------------  ----------------  ----------------  ----------------

 NET LOSS .........................................     $     (809,088)  $    (1,340,890)  $    (1,587,728)  $    (2,293,678)
                                                       ================  ================  ================  ================

 Net loss per share - basic and diluted (Note 2)...    $         (0.08)  $         (0.13)  $         (0.15)  $         (0.22)
                                                       ================  ================  ================  ================

Weighted average shares outstanding - basic and
diluted (Note 2)...................................         10,328,613        10,328,613        10,328,613       10,328,613
                                                       ================  ================  ================  ================


                                  See notes to the unaudited condensed financial statements.

                                                              4


                                             VASO ACTIVE PHARMACEUTICALS, INC.
                                        UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                                                          SIX-MONTH PERIOD ENDED JUNE 30,
                                                                                        ----------------------------------
                                                                                              2006              2005
                                                                                        ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.............................................................................   $    (1,587,728)  $    (2,293,678)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization.....................................................             7,504             5,643
   Stock-based compensation (Note 4).................................................           122,117            30,202
   Amortization of discount and offering costs associated with convertible debt......           268,814
   Inventory write-off...............................................................            14,481            10,632
   Accrued legal settlement..........................................................                             750,000
   Increase (decrease) in cash from change in:
   Accounts receivable...............................................................            (8,574)             (380)
      Inventory......................................................................          (185,868)            1,697
      Prepaid expenses...............................................................            51,659           (14,487)
      Accounts payable............................................ ..................           344,953          (116,285)
      Accrued compensation...........................................................             44,805            (6,335)
      Deferred revenue...............................................................             1,216
      Other accrued expenses.........................................................           (67,329)          (47,029)
                                                                                        ----------------  ----------------
                Net cash used in operating activities................................          (993,951)       (1,680,020)
                                                                                        ----------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease in restricted cash.......................................................           123,720                 -
   Purchase of property and equipment................................................                 -           (14,064)
                                                                                        ----------------  ----------------
                Net cash provided by (used in) investing activities..................           123,720           (14,064)
                                                                                        ----------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Accrued legal settlement..........................................................           (15,000)                -
   Obligations under capital leases..................................................            (1,177)             (187)
   Due to/from parent company........................................................           213,349             9,739
                                                                                        ----------------  ----------------
                Net cash provided by financing activities............................           197,173             9,552
                                                                                        ----------------  ----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.................................          (673,058)       (1,684,532)


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.......................................           707,640         2,175,388
                                                                                        ----------------  ----------------


CASH AND CASH EQUIVALENTS, END OF PERIOD.............................................   $        34,582   $       490,856
                                                                                        ================  ================

SUPPLEMENTAL DISCLOSURES:
   Interest paid.....................................................................    $      388,884   $             -
   Income taxes paid ................................................................    $            -   $             -

NONCASH DISCLOSURES:
   Issuance of capital leases and acquired equipment ................................    $                $        15,335


                                 See notes to the unaudited condensed financial statements.

                                                             5

                        VASO ACTIVE PHARMACEUTICALS, INC.

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.    NATURE OF BUSINESS

THE COMPANY

      Vaso Active Pharmaceuticals, Inc. (the "Company") is an early-stage company focused on commercializing, marketing and selling over-the-counter ("OTC") pharmaceutical products that incorporate the vaso active lipid encapsulated ("VALE") technology and the proprietary PENtoCORE technology. The Company is subject to a number of risks similar to those of other companies in an early stage of development. Principal among these risks are dependencies on key individuals, competition from substitute products and larger companies, the successful development and marketing of its products and the need to obtain additional financing adequate to fund future operations.

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION - The accompanying unaudited condensed financial statements have been prepared on the same basis as the annual financial statements. In the opinion of management, all significant adjustments, which are normal and recurring in nature and necessary for the fair presentation of the Company's financial position, cash flows and results of operations, have been consistently recorded. The operating results for the interim period presented are not necessarily indicative of expected performance for the entire year.

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

      USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Significant estimates relied upon in preparing these financial statements include revenue recognition, allowances for doubtful accounts, if necessary, product return reserves, expected future cash flows used to evaluate the recoverability of long-lived assets and the determination of the useful lives of property and equipment. Although the Company regularly assesses these estimates, actual results could differ materially from those estimates. Changes in estimates are recorded in the period in which they become known.

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

      ACCOUNTS RECEIVABLE - Accounts receivable consist primarily of trade receivables from the sale of OTC pharmaceutical products. The allowance for doubtful accounts is based on the Company's assessment of the collectibility of specific customer accounts and an assessment of economic risk as well as the aging of the accounts receivable. The Company's policy is to write-off uncollectible trade receivables after significant measures have failed to result in their collection. An allowance for doubtful accounts is established to represent the estimated uncollectible trade receivables. The Company held little outstanding trade receivables at June 30, 2006 and December 31, 2005 and therefore no allowance for doubtful accounts provision has been established.

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

      DUE TO PARENT - The Company reimburses certain administrative services provided by BioChemics as well as general overhead fees pursuant to agreements between the Company and BioChemics. The due to parent balance represents the net obligation from the Company to BioChemics at June 30, 2006 and December 31, 2005.

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

      Revenue is not recognized unless collectibility is reasonably assured. The Company does not at present maintain allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If a customer's financial condition were to deteriorate and result in an impairment of their ability to make payments, allowances may be required.

STOCK-BASED COMPENSATION

      In the first fiscal quarter of 2006 the Company adopted Statement of Financial Accounting Standards No. 123(R) "Share-Based Payments" ("SFAS 123(R)"), which requires all share-based payments to employees, including stock options and stock issued under certain employee stock purchase plans, to be recognized in the Company's financial statements at their fair value. SFAS 123(R) requires the Company to estimate future forfeitures of stock-based compensation, while the pro forma disclosure for the six months and the three months ended June 30, 2005 includes only those options that had been forfeited during that period. The Company has continued to use the Black-Scholes option pricing model to determine the fair value of options under SFAS 123(R) and has elected to use the modified-prospective transition method, in which prior period financial statements will not be restated but disclosure of the pro forma net loss calculation will be included in the footnotes to the financial statements for periods prior to fiscal 2006 and the adoption of SFAS 123(R).

      The Company has an employee stock incentive plan and a non-employee director compensation plan, which are described more fully in Note 7 to the Company's Annual Report on Form 10-KSB for the period ended December 31, 2005.

      Prior to the first quarter of fiscal 2006, the Company recorded stock-based compensation issued to employees and non-employee directors using the intrinsic value method and stock-based compensation issued to non-employees using the fair value method. Stock-based compensation was previously recognized on stock options issued to employees only if the option exercise price was less than the market price of the underlying stock on the date of grant. During the three and six months ended June 30, 2006, no stock-based compensation was recorded under the intrinsic value method.

      During the three and six months ended June 30, 2006, the Company recorded stock compensation expense of $45,960 and $91,920, respectively in accordance with SFAS 123(R).

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

                                                                                  THREE-MONTH
                                                                                     PERIOD
                                                                                     ENDED
                                                                                 JUNE 30, 2005
                                                                                 -------------
Net loss, as reported ......................................................     $ (1,340,890)
Add: stock-based compensation included in the determination of net loss ....           15,101
Less: stock-based compensation had all options been recorded at fair value..         (103,544)
                                                                                 ------------
Adjusted net loss ..........................................................     $ (1,429,333)
                                                                                 ============

Weighted average shares outstanding, basic and diluted .....................       10,328,613
Net loss per share, basic and diluted, as reported .........................     $      (0.13)
Adjusted net loss per share, basic and diluted .............................     $      (0.14)


                                                                                   SIX-MONTH
                                                                                     PERIOD
                                                                                     ENDED
                                                                                 JUNE 30, 2005
                                                                                 -------------
Net loss, as reported ......................................................     $ (2,293,678)
Add: stock-based compensation included in the determination of net loss ....           30,202
Less: stock-based compensation had all options been recorded at fair value..         (215,502)
                                                                                 ------------
Adjusted net loss ..........................................................     $ (2,478,978)
                                                                                 ============

Weighted average shares outstanding, basic and diluted .....................       10,328,613
Net loss per share, basic and diluted, as reported .........................     $      (0.22)
Adjusted net loss per share, basic and diluted .............................     $      (0.24)

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

      For the six months ended June 30, 2006 and 2005, the effect of stock options and other potentially dilutive shares were excluded from the calculation of diluted net loss per common share as their inclusion would have been antidilutive.

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

      o     adverse publicity related to our products or the company itself;
      o adverse claims relating to our intellectual property licensed from Biochemics;

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

      The PENtoCORE technology is a topical formulation, in contrast to the VALE transdermal technology. The Company is currently marketing three products that incorporate the proprietary PENtoCORE technology; the Company has formulated one additional product candidate for treatment of Acne, whose package design and branding was placed on hold due to working capital constraints.

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

      We record allowances for product returns, rebates and discounts, and report revenue net of such allowances. We must make judgments and estimates in preparing the allowances that could require adjustments in the future. For instance, our customers have the right to return any product that is held past the labeled expiration date. We base our estimates on historic patterns of returns and on the expiration dates of product currently being shipped, or as a result of an actual event that may give rise to a significant return amount such as the discontinuance of a product. At June 30, 2006 we recorded deferred revenue in the amount of $1,216.

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

      In December 2004, the FASB issued a revision to SFAS No. 123, "Share-Based Payment," requiring companies to recognize as compensation expense the fair value of stock options and other equity-based compensation issued to employees. This revised statement eliminates the intrinsic value method provided under Accounting Principles Board, or APB, No. 25, "Accounting for Stock Issued to Employees," which is the method we previously used to value stock options awarded to our employees. This revised standard is effective as of the beginning of the first annual reporting period beginning after December 15, 2005 and is expected to have a material impact on our results of operations. We have elected to use the modified-prospective transition method.

THREE MONTHS ENDED JUNE 30, 2006 AND 2005

      NET REVENUES - Net revenues decreased $592 to $10,607 for the three month period ended June 30, 2006 as compared to $11,199 in the prior comparable period. In the three months ended June 30, 2006 we recognized revenue primarily from shipments to chain supermarkets. In the prior comparable period we recognized revenue from direct to consumer sales through advertising and event marketing.

      COST OF SALES - Cost of sales decreased $2,354 to $11,113 during the three month period ended June 30, 2006 from $13,467 in the comparable period in 2005. In general, our cost of sales is variable to our net revenues. However, certain manufacturing events such as inventory adjustments may distort our cost of sales, and therefore our gross profit, during any particular period.

      GROSS PROFIT - Gross profit as a percentage of net revenues for both the three month period ended June 30, 2006 and June 30, 2005 are negative as a direct result of the matters discussed under the Cost of Sales discussion above. We do not believe that any comparison between periods is meaningful in our current stage of development.

      MARKETING, ADVERTISING AND PROMOTION - Marketing, advertising and promotion expenses decreased by $1,540 to $30,393 for the three-month period ended June 30, 2006 from $31,933 during the three-month period ended June 30, 2005. Although the decrease is not significant in percentage terms, 4.8%, the composition of advertising changed. During the three months ended June 30, 2006 we purchased primarily print advertising in support of the retail launch. During the prior comparable period we purchased primarily direct to consumer advertising. Due to limited working capital, we did not resume our direct to consumer marketing during 2006, as previously planned.

      SELLING, GENERAL AND ADMINISTRATIVE - Selling, general and administrative expenses increased by $109,784 to $568,589 during the three-month period ended June 30, 2006 as compared to $458,805 in the comparable period in 2005. The net increase was primarily related to stock compensation expense of $45,960 charged for the three months ended June 30, 2006 in connection with stock options previously granted to employees and directors in accordance with SFAS 123(R), with no such charge recorded in the comparable prior period, and increased legal fees, partially off-set by lower costs incurred for board of director compensation; salaries and wages; and insurances.


      We incurred approximately $179,921 in legal fees and $28,850 in business, financial and other professional fees during the three month period ended June 30 2006. In the comparable prior year period, we incurred approximately $19,500 in legal fees and $45,500 in business, financial and other professional services. These two changes accounted for the majority of the decrease in selling, general and administrative expenses.

      During the three months ended June 30, 2006, other selling, general and administrative expenses we incurred were $174,643 in salaries, wages and related personnel costs; approximately $179,921 in legal fees; approximately $40,922 for various insurance premiums typical of a public company; approximately $15,000 for board of director compensation, approximately $11,463 in management fees from BioChemics, approximately $28,850 in registered accountant fees, and approximately $5,161 in rent expense. The remaining selling, general and administrative expenses pertained to our general operations.

      RESEARCH AND DEVELOPMENT - Research and development expenses decreased by $87,407 to $0 for the three-month period ended June 30, 2006 as compared to $87,407 in the comparable prior period. Due to working capital constraints, we suspended all research and development expenditures at the end of 2005.

      STOCK BASED COMPENSATION - We are required to record stock-based compensation when we grant options to purchase our common stock to non-employees in accordance with SFAS 123. The value of these options is calculated using the Black-Scholes option-pricing model. Stock based compensation for both the three-month periods ended June 30, 2006 and June 30, 2005 was $15,101 and since no grants were made to non-employees during these periods, the amount recorded was attributable to the normal amortization of fair value of these awards into expense over the vesting period of the awards.

      LEGAL SETTLEMENT - On June 1, 2005, we entered into a memorandum of understanding to settle a consolidated securities class action lawsuit. We recorded a charge of $750,000 during the three-month period ended June 30, 2005 in connection with this settlement. The settlement of the lawsuit was finalized at the end of 2005. There was no corresponding charge during the three months ended June 30, 2006.

SIX MONTHS ENDED JUNE 30, 2006 AND 2005

      NET REVENUES - Net revenues increased $354 to $16,150 for the six month period ended June 30, 2006 as compared to $15,796 in the prior comparable period. In the six months ended June 30, 2006 we recognized revenue primarily from shipments to chain supermarkets. In the prior comparable period we recognized revenue from direct to consumer sales through advertising and event marketing.

      COST OF SALES - Cost of Sales increased $7,778 to $27,493 during the six month period ended June 30, 2006 from $19,715 in the comparable prior period. In general, our cost of sales is variable to our net revenues. This increase was due primarily to higher inventory write-offs and adjustments over the prior comparable period.

      GROSS PROFIT - Gross profit as a percentage of net revenues for both the six month period ended June 30, 2006 and June 30, 2005 are negative as a direct result of the matters discussed under the Cost of Sales discussion above related to the expiration of products. We do not believe that any comparison between periods is meaningful in our current stage of development.

      MARKETING, ADVERTISING AND PROMOTION - Marketing, advertising and promotion expenses decreased $138,247, or approximately 68.5%, to $63,489 for the six-month period ended June 30, 2006 from $201,736 for the six-month period ended June 30, 2005. This decrease was primarily attributable to $103,775 in costs we incurred in connection with our launch of a series of 60 and 120 second television commercials for the Osteon product throughout the United States during the six months ended June 30, 2005. We did not purchase direct to consumer television commercials during the six months ended June 30, 2006, as previously planned. During the six months ended June 30, 2006, our expenses were primarily incurred in connection with print advertising in support of our retail launch.

      SELLING, GENERAL AND ADMINISTRATIVE - Selling, general and administrative expenses decreased by $48,536 to $1,093,810 during the six-month period ended June 30, 2006 as compared to $1,142,346 in the comparable period in2005.

      During the six-months ended June 30, 2006, other selling, general and administrative expenses we incurred were $346,593 in salaries, wages and related personnel costs; approximately $265,842 in legal fees; approximately $83,675 for various insurance premiums typical of a public company; approximately $30,000 for board of director compensation, approximately $22,926 in management fees from BioChemics, approximately $68,850 in registered accountant fees; approximately $16,163 in rent expense. The remaining selling, general and administrative expenses pertained to our general operations.

      RESEARCH AND DEVELOPMENT - Research and development expenses decreased by $177,437 to $0 for the six-month period ended June 30, 2006 as compared to $177,437 in the comparable prior period. Due to working capital constraints, we suspended all research and development expenditures at the end of 2005.

      STOCK BASED COMPENSATION - We are required to record stock-based compensation when we grant options or warrants to purchase our common stock to non-employees in accordance with SFAS 123. The value of these options is calculated using the Black-Scholes option-pricing model. Stock based compensation for both the six month periods ended June 30, 2006 and June 30, 2005 was $30,202 and since no grants were made to non-employees during these periods, the amount recorded was attributable to the normal amortization of fair value of these awards into expense over the vesting period of the awards.

      LEGAL SETTLEMENT - On June 1, 2005, we entered into a memorandum of understanding to settle a consolidated securities class action lawsuit. We recorded a charge of $750,000 during the six-month period ended June 30, 2005 in connection with this settlement. The settlement of the lawsuit was finalized at the end of 2005. There was no corresponding charge during the three months ended June 30, 2006.

STOCK-BASED COMPENSATION -

      Prior to the first quarter of fiscal 2006, the Company recorded stock-based compensation issued to employees and directors using the intrinsic value method and stock-based compensation issued to non-employees using the fair value method. Stock-based compensation was previously recognized on stock options issued to employees only if the option exercise price was less than the market price of the underlying stock on the date of grant. During the six months ended June 30, 2005, no stock-based compensation was recorded under the intrinsic value method.

      During the six months ended June 30, 2006, the Company recorded stock compensation expense of $30,202 for consultants in accordance with SFAS 123(R).

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

      On August 16, 2005, under a Securities Purchase Agreement (the "Purchase Agreement"), we issued a series of Senior Secured Convertible Notes (the "Notes") due May 1, 2007 in the aggregate principal amount of $2,500,000. The Company received approximately $1,700,000 in net cash proceeds from financing after placement fees, legal expenses, other offering costs, and funding of an escrow for future interest payments on the Notes. Placement fees, legal expenses and other offering costs incurred were approximately $360,000 and approximately $440,000 was placed into escrow to fund substantially all of the Company's interest payments on the Notes (assuming that the Notes continue to accrue interest at the initial rate of 10% per annum).

      At June 30, 2006, we had unrestricted cash of approximately $34,582 and working capital deficit of approximately $3.4 million, excluding $262,181 of restricted cash held in escrow to fund future interest payments on the senior secured convertible notes we sold in 2005. This deficit includes the senior secured convertible notes we sold in 2005 that mature on May 1, 2007. This deficit also includes approximately $292,000 due to our parent, and approximately $237,000 in legal fees payable to our initial public offering counsel that we intend to contest.

      The August 2005 private financing investors have informally indicated to us recently that they will not purchase the additional notes and warrants available to them under the Additional Investment Rights acquired under the above referenced Purchase Agreement unless we are willing to renegotiate the terms of this purchase. Therefore, we are actively pursuing alternative financing sources to replace this previously anticipated source of funds, but we are uncertain whether we will be successful in obtaining any such financing, or if we obtain any such financing that it will be on favorable terms to the Company.

      We continue to rely on BioChemics for working capital. BioChemics has orally agreed (the detailed terms of which agreement are expected to be confirmed in writing shortly) to defer any request for repayment of amounts in existence (as of a date being negotiated, but not earlier than June 30, 2006) until at least June 30, 2007 (or such other possible later date also being negotiated), subject to renegotiation in good faith pending the Company completing a capital raise of a minimum amount being negotiated, provided that BioChemics retains its right to seek repayment in the event of any voluntary or involuntary filing of a bankruptcy petition or any other steps are taken to otherwise liquidate or dissolve the Company.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

      The following table sets forth our contractual obligations and commitments for the next five years, as of June 30, 2005.


                                                          LESS THAN        1 - 3         3 - 5         5 - 7
                                             TOTAL         1 YEAR          YEARS         YEARS         YEARS

Long-term debt                            $         -    $         -     $       -     $       -     $       -
Capital lease obligations                      12,832          2,474         5,241         5,137             -
Operating lease obligations                         -              -             -             -             -
Note maturities                             2,500,000      2,500,000
Unconditional purchase obligations                  -              -             -             -             -
Employment agreements                       2,205,000        315,000       630,000       630,000       630,000
                                          --------------------------------------------------------------------

Total                                     $ 4,717,832    $ 2,817,474     $ 635,241     $ 635,127     $ 630,000
                                          ===========    ===========     =========     =========     =========

      In February 2005, we appointed our Chief Financial Officer, Mr. Joseph Frattaroli, as our President. Mr. Frattaroli will continue to serve as Chief Financial Officer and Acting Chief Executive Officer. Mr. Frattaroli is not employed under a written contract and accordingly is omitted from this table. The written employment agreements with Mr. Masiz and Dr. Carter terminate their initial terms on June 30, 2008, but are deemed automatically extended for successive periods of two years under the terms of their respective written agreements through 2012. This table is presented assuming the automatic extensions are reflected.

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

ITEM 3.   CONTROLS AND PROCEDURES

      As of the end of the period covered by this quarterly report, our Acting Chief Executive Officer and Chief Financial Officer (the "Certifying Officer") conducted evaluations of our disclosure controls and procedures. As defined under rules 13a-15(e) and 15d-15(e) of the 1934 Act, the term "disclosure controls and procedures" means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the 1934 Act is accumulated and communicated to the issuer's management, including the Certifying Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officer has concluded that our disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the 1934 Act, and the rules and regulations promulgated thereunder.

      Further, there were no changes in our internal control over financial reporting during the quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 6 (A).  EXHIBITS

EXHIBIT     DESCRIPTION OF EXHIBIT
NUMBER

  31.1 Certification of Joseph Frattaroli, Acting Chief Executive Officer and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

  32.1 Certification of Joseph Frattaroli, Acting Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

    (1)   Filed herewith.

                                    SIGNATURE

      In accordance with Section 13 and 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 21, 2006

                                 VASO ACTIVE PHARMACEUTICALS, INC.

                                 By: /s/ Joseph Frattaroli
                                    --------------------------------------------
                                    Joseph Frattaroli
                                    President and Acting Chief Executive Officer
                                    Chief Financial Officer