Form 10QSB
period 2006-09-30
VASO ACTIVE PHARMACEUTICALS INC
filed 2006-11-14
CIK 1232400

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          FOR THE TRANSITION PERIOD FROM ____________ TO_____________

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

  Common stock, Class A, $0.0001 par value     5,828,613 shares outstanding on
                                                        November 6, 2006

  Common stock, Class B, $0.0001 par value     4,500,000 shares outstanding on
                                                        November 6, 2006

                        VASO ACTIVE PHARMACEUTICALS, INC.

                              INDEX TO FORM 10-QSB


                                                                            Page
PART I.     FINANCIAL INFORMATION

ITEM 1 - Condensed Financial Statements (unaudited):

Condensed Balance Sheets as of September 30, 2006 and December 31, 2005... 3 Condensed Statements of Operations for the Three and nine-month Periods
   Ended September 30, 2006 and 2005......................................    4
Condensed Statements of Cash Flows for the Nine-Month Periods Ended
   September 30, 2006 and 2005............................................    5
Notes to the Condensed Financial Statements...............................    6

ITEM 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................   10

ITEM 3 - Controls and Procedures..........................................   19

PART II.    OTHER INFORMATION

ITEM 6 - Exhibits and Reports on Form 8-K.................................   20

Signature.................................................................   21

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


                                             VASO ACTIVE PHARMACEUTICALS, INC.
                                                 CONDENSED BALANCE SHEETS


                                                                                       SEPTEMBER 30,       DECEMBER 31
                                                                                    ------------------  ------------------
                                                                                           2006                2005
                                                                                    ------------------  ------------------
                                                                                       (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
Cash and cash equivalents...................................................        $           8,677   $         707,640
Accounts receivable......... ...............................................                   41,261                 628
Inventory...................................................................                  168,315              14,964
Debt issuance costs.........................................................                  120,248             274,852
Prepaid expenses............................................................                   25,142              76,954
                                                                                    ------------------  ------------------

   TOTAL CURRENT ASSETS.....................................................                  363,643           1,075,038

Restricted cash.............................................................                  199,265             385,901
Property and equipment - net................................................                   42,546              53,802
                                                                                    ------------------  ------------------
                                                                                    $         605,454   $       1,514,741
                                                                                    ==================  ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Accounts payable ........................................................           $         746,501   $         401,668
Accrued compensation.....................................................                     108,303              18,019
Other accrued expenses...................................................                      88,510             151,723
Obligations under capital leases - short-term portion....................                       2,495               2,387
Senior secured convertible notes, net of discount........................                   2,306,629                   -
Due to parent company....................................................                     565,715              79,505
                                                                                    ------------------  ------------------
   TOTAL CURRENT LIABILITIES.............................................                   3,818,153             653,302

LONG-TERM LIABILITIES:
Accrued legal settlement.................................................                           -             885,000
Deferred revenue.........................................................                       4,401
Senior secured convertible notes, net of discount........................                           -           2,058,011
Notes payable............................................................                     870,000                   -
Obligations under capital leases - long-term portion.....................                       9,736              11,622
                                                                                    ------------------  ------------------
   TOTAL LONG-TERM LIABILITIES...........................................                     884,137           2,954,633
                                                                                    ------------------  ------------------

                                                                                            4,702,290           3,607,935
                                                                                    ------------------  ------------------

Commitments and contingencies (Note 1)...................................

STOCKHOLDERS' EQUITY:
Preferred stock - $0.0001 par value; authorized
    10,000,000 shares; issued and outstanding, none......................                                               -
Common stock - $0.0001 par value; authorized
    60,000,000 shares; issued and outstanding, 10,328,613................                       1,033               1,033
Additional paid-in capital...............................................                   8,812,218           8,674,344
Deferred compensation....................................................                     (85,256)           (130,559)
Accumulated deficit......................................................                 (12,824,831)        (10,638,012)
                                                                                    ------------------  ------------------

   TOTAL STOCKHOLDERS' DEFICIENCY........................................                  (4,096,836)         (2,093,194)
                                                                                    ------------------  ------------------
                                                                                    $         605,454   $       1,514,741
                                                                                    ==================  ==================


                                See notes to the unaudited condensed financial statements.




                                               VASO ACTIVE PHARMACEUTICALS, INC.
                                         UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                            THREE-MONTH PERIOD ENDED            NINE-MONTH PERIOD ENDED
                                                                  SEPTEMBER 30,                       SEPTEMBER 30,
                                                         ------------------------------      ------------------------------
                                                             2006              2005              2006              2005
                                                         ------------      ------------      ------------      ------------

Net revenues .......................................     $     42,783      $      4,261      $     58,933      $     20,057
Cost of revenues ...................................           21,066             4,553            48,559            24,268
                                                         ------------      ------------      ------------      ------------
      GROSS PROFIT .................................           21,717              (292)           10,374            (4,211)
                                                         ------------      ------------      ------------      ------------

Costs and expenses:
     Marketing, advertising and promotion ..........              999            10,221            64,488           211,957
     Selling, general and administrative ...........          407,256           760,332         1,501,066         1,905,424
     Research and development ......................               --            67,879                --           272,772
     Legal settlement ..............................               --           135,000                --           885,000
     Stock based compensation ......................           15,101                --            45,303                --
                                                         ------------      ------------      ------------      ------------

      Loss from operations .........................         (401,639)         (973,724)       (1,600,483)       (3,279,364)

Interest income (expense), net .....................         (197,452)          (93,872)         (586,336)          (81,910)
                                                         ------------      ------------      ------------      ------------

 NET LOSS ..........................................     $   (599,091)     $ (1,067,596)     $ (2,186,819)     $ (3,361,274)
                                                         ============      ============      ============      ============

 Net loss per share - basic and diluted (Note 2) ...     $      (0.06)     $      (0.10)     $      (0.21)     $      (0.33)
                                                         ============      ============      ============      ============

Weighted average shares outstanding - basic and
  diluted (Note 2) .................................       10,328,613        10,328,613        10,328,613        10,328,613
                                                         ============      ============      ============      ============


                                 See notes to the unaudited condensed financial statements.




                                            VASO ACTIVE PHARMACEUTICALS, INC.
                                      UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                                                              NINE-MONTH PERIOD ENDED
                                                                                                    SEPTEMBER 30,
                                                                                            ----------------------------
                                                                                               2006             2005
                                                                                            -----------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ..............................................................................     $(2,186,819)     $(3,361,274)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization ......................................................          11,256           74,454
   Stock-based compensation (Note 4) ..................................................         183,177           45,303
   Amortization of discount and offering costs associated with convertible debt .......         403,222               --
   Inventory write-off ................................................................              --           10,632
   Accrued legal settlement ...........................................................         885,000
   Increase (decrease) in cash from change in:
   Accounts receivable ................................................................         (40,633)             (16)
      Inventory .......................................................................        (153,351)           2,947
      Prepaid expenses ................................................................          51,812          (14,487)
      Accounts payable ................................................................         344,833           51,041
      Accrued compensation ............................................................          90,284          (14,147)
      Deferred revenue ................................................................           4,401               --
      Other accrued expenses ..........................................................         (63,213)          29,096
                                                                                            -----------      -----------
                Net cash used in operating activities .................................      (1,355,031)      (2,291,451)
                                                                                            -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease (additions) in restricted cash ............................................         186,636         (437,000)
   Purchase of property and equipment .................................................              --          (14,064)
                                                                                            -----------      -----------
                Net cash provided by (used in) investing activities ...................         186,636         (451,064)
                                                                                            -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Accrued legal settlement ...........................................................         (15,000)              --
   Issuance of senior secured convertible notes .......................................              --        2,500,000
   Offering costs associated with the issuance of senior secured convertible notes ....              --         (352,155)
   Obligations under capital leases ...................................................          (1,778)            (753)
   Due to/from parent company .........................................................         486,210           33,973
                                                                                            -----------      -----------
                Net cash provided by financing activities .............................         469,432        2,181,065
                                                                                            -----------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..................................        (698,963)        (561,450)


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ........................................         707,640        2,175,388
                                                                                            -----------      -----------


CASH AND CASH EQUIVALENTS, END OF PERIOD ..............................................     $     8,677      $ 1,613,938
                                                                                            ===========      ===========

SUPPLEMENTAL DISCLOSURES:
   Interest paid ......................................................................     $   586,336      $        --
   Income taxes paid ..................................................................     $        --      $        --

NONCASH DISCLOSURES:
   Issuance of capital leases and acquired equipment ..................................     $        --      $    15,335


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

      ACCOUNTS RECEIVABLE - Accounts receivable consist primarily of trade receivables from the sale of OTC pharmaceutical products. The allowance for doubtful accounts is based on the Company's assessment of the collectibility of specific customer accounts and an assessment of economic risk as well as the aging of the accounts receivable. The Company's policy is to write-off uncollectible trade receivables after significant measures have failed to result in their collection. An allowance for doubtful accounts is established to represent the estimated uncollectible trade receivables. The Company held little outstanding trade receivables at September 30, 2006 and December 31, 2005 and therefore no allowance for doubtful accounts provision has been established.

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

      DUE TO PARENT - The Company purchases its inventory through and reimburses certain administrative services provided by BioChemics as well as general overhead fees pursuant to agreements between the Company and BioChemics. The due to parent balance represents the net obligation from the Company to BioChemics at September 30, 2006 and December 31, 2005. In addition, Biochemics has been providing working capital to the Company during 2006 which is also included in the due to parent balance at September 30, 2006. See discussion under "Liquidity and Capital Resources" in this quarterly report for further disccusion.

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

STOCK-BASED COMPENSATION

      In the first fiscal quarter of 2006 the Company adopted Statement of Financial Accounting Standards No. 123(R) "Share-Based Payments" ("SFAS 123(R)"), which requires all share-based payments to employees, including stock options and stock issued under certain employee stock purchase plans, to be recognized in the Company's financial statements at their fair value. SFAS 123(R) requires the Company to estimate future forfeitures of stock-based compensation, while the pro forma disclosure for the nine months and the three months ended September 30, 2005 includes only those options that had been forfeited during that period. The Company has continued to use the Black-Scholes option pricing model to determine the fair value of options under SFAS 123(R) and has elected to use the modified-prospective transition method, in which prior period financial statements will not be restated but disclosure of the pro forma net loss calculation will be included in the footnotes to the financial statements for periods prior to fiscal 2006 and the adoption of SFAS 123(R).

      The Company has an employee stock incentive plan and a non-employee director compensation plan, which are described more fully in Note 7 to the Company's Annual Report on Form 10-KSB for the period ended December 31, 2005.

      Prior to the first quarter of fiscal 2006, the Company recorded stock-based compensation issued to employees and non-employee directors using the intrinsic value method and stock-based compensation issued to non-employees using the fair value method. Stock-based compensation was previously recognized on stock options issued to employees only if the option exercise price was less than the market price of the underlying stock on the date of grant. During the three and nine months ended September 30, 2006, no stock-based compensation was recorded under the intrinsic value method.

      During the three and nine months ended September 30, 2006, the Company recorded stock compensation expense of $45,960 and $137,874, respectively in accordance with SFAS 123(R).

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

                                                                                  THREE-MONTH
                                                                                    PERIOD
                                                                                     ENDED
                                                                                 SEPTEMBER 30,
                                                                                     2005
                                                                                 -------------
Net loss, as reported ......................................................     $ (1,067,596)
Add: stock-based compensation included in the determination of net loss ....           15,101
Less: stock-based compensation had all options been recorded at fair value..          111,133
                                                                                 ------------
Adjusted net loss ..........................................................     $ (1,163,628)
                                                                                 ============

Weighted average shares outstanding, basic and diluted .....................       10,328,613
Net loss per share, basic and diluted, as reported .........................     $      (0.10)
Adjusted net loss per share, basic and diluted .............................     $      (0.11)


                                                                                  NINE-MONTH
                                                                                    PERIOD
                                                                                     ENDED
                                                                                 SEPTEMBER 30,
                                                                                     2005
                                                                                 -------------

Net loss, as reported ......................................................     $ (3,361,374)
Add: stock-based compensation included in the determination of net loss ....           45,303
Less: stock-based compensation had all options been recorded at fair value..         (323,264)
                                                                                 ------------
Adjusted net loss ..........................................................     $ (3,639,335)
                                                                                 ============

Weighted average shares outstanding, basic and diluted .....................       10,328,613
Net loss per share, basic and diluted, as reported .........................     $      (0.33)
Adjusted net loss per share, basic and diluted .............................     $      (0.35)

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

      For the six months ended September 30, 2006 and 2005, the effect of stock options and other potentially dilutive shares were excluded from the calculation of diluted net loss per common share as their inclusion would have been antidilutive.

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

      We record allowances for product returns, rebates and discounts, and report revenue net of such allowances. We must make judgments and estimates in preparing the allowances that could require adjustments in the future. For instance, our customers have the right to return any product that is held past the labeled expiration date. We base our estimates on historic patterns of returns and on the expiration dates of product currently being shipped, or as a result of an actual event that may give rise to a significant return amount such as the discontinuance of a product. At September 30, 2006 we recorded deferred revenue in the amount of $4,401.

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

THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

      NET REVENUES - Net revenues increased $38,522 to $42,783 for the three month period ended September 30, 2006 as compared to $4,261 in the prior comparable period. In the three months ended September 30, 2006 we recognized approximately 95% of our revenue from shipments to chain supermarkets. In the prior comparable period we recognized revenue from direct to consumer sales through advertising and event marketing and no revenue from sales to chain supermarkets.

      COST OF SALES - Cost of sales increased $16,513 to $21,066 during the three month period ended September 30, 2006 from $4,553 in the comparable period in 2005. In general, our cost of sales is variable to our net revenues. However, certain manufacturing events such as inventory adjustments may distort our cost of sales, and therefore our gross profit, during any particular period.

      GROSS PROFIT - Gross profit as a percentage of net revenues for the three month period ended September 30, 2006 was a positive 50.8% as compared to a negative 6.9% the three month period ended September 30, 2005. We do not believe that any comparison between periods is meaningful in our current stage of development and due to our limited sales to date.

      MARKETING, ADVERTISING AND PROMOTION - Marketing, advertising and promotion expenses decreased by $9,222 to $999 for the three-month period ended September 30, 2006 from $10,221 during the three-month period ended September 30, 2005. Due to working capital constraints, we substantially reduced spending in this area during the three months ended September 30, 2006. Our promotional efforts during this period were predominately accomplished through mailing samples of product written-off in previous periods.

      SELLING, GENERAL AND ADMINISTRATIVE - Selling, general and administrative expenses decreased by $353,076 to $407,256 during the three-month period ended September 30, 2006 as compared to $760,332 in the comparable period in 2005. Legal and professional fees decreased by approximately $334,000 for the three months ended September 30, 2006 over the comparable period in 2005. During the comparable period in 2005, the Company incurred significant legal and professional fees related to a financing transaction, preparation of a registration statement in connection with that financing and in defending itself against a consolidated securities class action and derivatives lawsuits. There were no corresponding charges in the three months ended September 30, 2006.

      During the three months ended September 30, 2006, selling, general and administrative expenses incurred were $183,104 in salaries, wages and related personnel costs; approximately $23,196 in legal fees; approximately $40,153 for various insurance premiums typical of a public company; approximately $15,000 for board of director compensation, approximately $11,463 in management fees from BioChemics, approximately $7,109 in registered accountant fees, approximately $19,097 in rent expense and approximately $25,000 in investment banking fees. The remaining selling, general and administrative expenses pertained to our general operations.

      RESEARCH AND DEVELOPMENT - Research and development expenses decreased by $67,879 to $0 for the three-month period ended September 30, 2006 as compared to $67,879 in the comparable prior period. Due to working capital constraints, we suspended all research and development expenditures at the end of 2005.

      STOCK BASED COMPENSATION - We are required to record stock-based compensation when we grant options to purchase our common stock to non-employees in accordance with SFAS 123. The value of these options is calculated using the Black-Scholes option-pricing model. Stock based compensation for both the three-month periods ended September 30, 2006 and September 30, 2005 was $15,101 and since no grants were made to non-employees during these periods, the amount recorded was attributable to the normal amortization of fair value of these awards into expense over the vesting period of the awards.

      LEGAL SETTLEMENT - On September 21 and 22, 2005, respectively, the Company and certain of its officers and directors entered into agreements to settle the previously reported consolidated securities class action and derivative lawsuits based on the class action allegations and filed appropriate papers with the Court seeking dismissal of the actions. As a result of the derivative settlement, we incurred a charge of $135,000 in the three month period ended September 30, 2005. Charges incurred for the settlement of the consolidated securities class action were expensed in previous periods. There were no corresponding charges in the three months ended September 30, 2006.

      INTEREST EXPENSE - Interest expense increased by $103,580 to $197,452 for the three month period ended September 30, 2006, as compared to $93,872 for the comparable prior year period. The increase is attributed to recognizing interest charges for a full quarter on the $2,500,000 of senior secured convertible notes for the three months ended September 30, 2006 compared to the prior comparable period. The notes were sold on August 16, 2005 and, accordingly, interest charges for the prior comparable period are proportionately lower.


NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

      NET REVENUES - Net revenues increased $38,876 to $58,933 for the nine month period ended September 30, 2006 as compared to $20,057 in the prior comparable period. In the nine months ended September 30, 2006 we recognized approximately 82% of our revenue from shipments to chain supermarkets. In the prior comparable period we recognized revenue from direct to consumer sales through advertising and event marketing and none through sales to chain supermarkets.

      COST OF SALES - Cost of Sales increased $24,291 to $48,559 during the nine month period ended September 30, 2006 from $24,268 in the comparable prior period. In general, our cost of sales is variable to our net revenues. Costs in the comparable prior period were due primarily to inventory write-offs and adjustments.

      GROSS PROFIT - Gross profit as a percentage of net revenues for the nine month period ended September 30, 2006 was a positive 17.6% compared to a negative 21% for the nine month period ended September 30, 2005. We do not believe that any comparison between periods is meaningful in our current stage of development and due to our limited sales to date.

      MARKETING, ADVERTISING AND PROMOTION - Marketing, advertising and promotion expenses decreased $147,469 to $64,488 for the nine-month period ended September 30, 2006 from $211,957 for the nine-month period ended September 30, 2005. This decrease was primarily attributable to $103,775 in costs we incurred in connection with our launch of a series of 60 and 120 second television commercials for the Osteon product throughout the United States during the nine months ended September 30, 2005. We did not purchase direct to consumer television commercials during the nine months ended September 30, 2006, as previously planned. During the nine months ended September 30, 2006, our expenses were primarily incurred in connection with print advertising in support of our retail launch.

      SELLING, GENERAL AND ADMINISTRATIVE - Selling, general and administrative expenses decreased by $404,358 to $1,501,066 during the nine-month period ended September 30, 2006 as compared to $1,905,424 in the comparable period in 2005. Approximately $293,000 of the savings was realized through lower legal fees, insurance premiums and board of directors compensation. The balance of the savings pertained to a net savings in general operations.

      During the nine-months ended September 30, 2006, other selling, general and administrative expenses we incurred were $529,697 in salaries, wages and related personnel costs; approximately $289,008 in legal fees; approximately $123,828 for various insurance premiums typical of a public company; approximately $45,000 for board of director compensation, approximately $34,389 in management fees from BioChemics, approximately $75,959 in registered accountant fees; approximately $35,261 in rent expense. The remaining selling, general and administrative expenses pertained to our general operations.

      RESEARCH AND DEVELOPMENT - Research and development expenses decreased by $272,772 to $0 for the six-month period ended September 30, 2006 as compared to $272,772 in the comparable prior period. Due to working capital constraints, we suspended all research and development expenditures at the end of 2005.

      STOCK BASED COMPENSATION - We are required to record stock-based compensation when we grant options or warrants to purchase our common stock to non-employees in accordance with SFAS 123. The value of these options is calculated using the Black-Scholes option-pricing model. Stock based compensation for both the nine month periods ended September 30, 2006 and September 30, 2005 was $45,303 and since no grants were made to non-employees during these periods, the amount recorded was attributable to the normal amortization of fair value of these awards into expense over the vesting period of the awards.

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

      The settlement of the lawsuits was finalized at the end of 2005. There was no corresponding charge during the nine months ended September 30, 2006.

      STOCK-BASED COMPENSATION - Prior to the first quarter of fiscal 2006, the Company recorded stock-based compensation issued to employees and directors using the intrinsic value method and stock-based compensation issued to non-employees using the fair value method. Stock-based compensation was previously recognized on stock options issued to employees only if the option exercise price was less than the market price of the underlying stock on the date of grant. During the nine months ended September 30, 2005, no stock-based compensation was recorded under the intrinsic value method.

      During the nine months ended September 30, 2006, the Company recorded stock compensation expense of $45,303 for consultants in accordance with SFAS 123(R).

      INTEREST EXPENSE - Interest expense increased by $504,426 to $586,336 for the nine month period ended September 30, 2006, as compared to $81,910 for the comparable prior year period. The increase is attributed to recognizing interest charges for a full nine months on the $2,500,000 of senior secured convertible notes for the nine months ended September 30, 2006 compared to the prior comparable period. The notes were sold on August 16, 2005 and, accordingly, interest charges for the prior comparable period are proportionately lower.


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

      At September 30, 2006, we had unrestricted cash of approximately $8,677 and working capital deficit of approximately $3.5 million, excluding $199,265 of restricted cash held in escrow to fund future interest payments on the senior secured convertible notes we sold in 2005. This deficit includes the senior secured convertible notes we sold in 2005 that mature on May 1, 2007. This deficit also includes approximately $566,000 due to our parent, and approximately $237,000 in legal fees payable to our initial public offering counsel that we intend to contest.

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

      We continue to rely on BioChemics for working capital. BioChemics has orally agreed (the detailed terms of which agreement are expected to be confirmed in writing) to defer any request for repayment of amounts in existence (as of a date being negotiated, but not earlier than June 30, 2006) until at least June 30, 2007 (or such other possible later date also being negotiated), subject to renegotiation in good faith pending the Company completing a capital raise of a minimum amount being negotiated, provided that BioChemics retains its right to seek repayment in the event of any voluntary or involuntary filing of a bankruptcy petition or any other steps are taken to otherwise liquidate or dissolve the Company.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

      The following table sets forth our contractual obligations and commitments for the next five years, as of September 30, 2006.


                                                          LESS THAN        1 - 3         3 - 5         5 - 7
                                             TOTAL         1 YEAR          YEARS         YEARS         YEARS

Long-term debt                            $         -    $         -     $       -     $       -     $       -
Capital lease obligations                      12,231          2,495         5,361         4,375             -
Operating lease obligations                         -              -             -             -             -
Note maturities                             2,500,000      2,500,000
Unconditional purchase obligations                  -              -             -             -             -
Employment agreements                       2,205,000        315,000       630,000       630,000       630,000
                                          --------------------------------------------------------------------

Total                                     $ 4,717,231    $ 2,817,495     $ 635,361     $ 634,375     $ 630,000
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

                                    SIGNATURE

      In accordance with Section 13 and 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2006.

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