Form 10KSB
period 2006-12-31
VASO ACTIVE PHARMACEUTICALS INC
filed 2007-04-17
CIK 1232400

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

                     CLASS A COMMON STOCK, $0.0001 PAR VALUE

      Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act |_|

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes|X| No|_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes|_| No|X|

      The issuer's revenues for its most recent fiscal year were $104,864.

      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of April 10, 2007 was $2,234,065, based on 5,728,371 shares of Class A Common Stock held by non-affiliates at $0.39 per share, based on the average of the bid and asked prices as of the same date as quoted in the OTC Bulletin Board.

      The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date was:

Class A Common Stock, $0.0001 par value         5,828,604 shares outstanding on April 10, 2007
Class B Common Stock, $0.0001 par value         4,500,000 shares outstanding on April 10, 2007

Transitional Small Business Disclosure Format  Yes|_| No|X|

                        VASO ACTIVE PHARMACEUTICALS, INC.
                                TABLE OF CONTENTS


                                     PART I

                                                                            Page
                                                                            ----
Item 1.     Description of Business.                                           5
Item 2.     Description of Property.                                          23
Item 3.     Legal Proceedings.                                                23
Item 4.     Submission of Matters to a Vote of Security Holders.              24

                                     PART II

Item 5.     Market for Common Equity, Related Stockholder Matters and
            Small Business Issuer Purchases of Equity Securities.             25
Item 6.     Management's Discussion and Analysis or Plan of Operations.       27
Item 7.     Financial Statements.                                             31
Item 8.     Changes In and Disagreements With Accountants On Accounting
            and Financial Disclosure.                                         31
Item 8A.    Controls and Procedures.                                          31

                                    PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons
            and Corporate Compliance; Compliance With Section 16(a) of
            the Exchange Act.                                                 31
Item 10.    Executive Compensation.                                           36
Item 11.    Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters.                                  40
Item 12.    Certain Relationships and Related Transactions and Director
            Independence.                                                     42
Item 13.    Exhibits.                                                         45
Item 14.    Principal Accountant Fees and Services.                           46

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

      Management's Discussion and Analysis ("MD&A") should be read together with our financial statements and related notes included elsewhere in this annual report. This annual report, including the MD&A, contains trend analysis and other forward-looking statements. Any statements in this annual report that are not statements of historical facts are forward-looking statements. These forward-looking statements made herein are based on our current expectations, involve a number of risks and uncertainties and should not be considered as guarantees of future performance.

      The single most pressing factor that could cause actual results to differ materially and adversely is our lack of working capital and our need to raise additional capital to repay Senior Secured Convertible Notes in the amount of $2,500,000 due May 1, 2007.

      Other factors that could cause actual results to differ materially include without limitation:

      o     an inability to arrange debt or equity financing;
      o     our ability to finance our business;
      o     the impact of new technologies on our products and our competition;
      o adverse changes in laws or rules or regulations of governmental agencies;
      o     interruptions or cancellation of existing contracts;
      o     impact of competitive products and pricing;
      o     product demand and market acceptance and risks;
      o     the presence of competitors with greater financial resources;
      o     product development and commercialization risks;
      o our ability to maintain our current pricing model and/or decrease our cost of sales;
      o continued availability of supplies or materials used in manufacturing at the current prices;
      o the ability of management to execute plans and motivate personnel in the execution of those plans;
      o     adverse publicity related to our products or the company itself;
      o     adverse claims relating to our intellectual property;
      o     the adoption of new, or changes in, accounting principles;
      o     legal proceedings;
      o the costs inherent with complying with new statutes and regulations applicable to public reporting companies, such as the Sarbanes-Oxley Act of 2002;
      o other new lines of business that the Company may enter in the future; and
      o our ability to repay our indebtedness, including repayment of the notes issued recently.

      These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in the forward-looking statements in this annual report. Other unknown or unpredictable factors also could have material adverse effects on our future results. The forward-looking statements in this annual report are made only as of the date of this annual report, and we do not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances. See also Item 1, "Description of Business - Risk Factors."

ITEM 1.  DESCRIPTION OF BUSINESS

      We are an early stage company focused on commercializing, marketing and selling over-the-counter ("OTC") pharmaceutical products that we believe incorporate a proprietary PENtoCORE technology. We are also focused on pre-clinical testing and research on a patented vaso active lipid encapsulated ("VALE") technology. The unique VALE technology is intended to be a patchless, lipid-based delivery system that BioChemics, Inc., our majority stockholder, is formulating into various applications that the Company hopes to market in the future, subject to receipt of appropriate Food and Drug Administration, or "FDA," approvals and subject to the Company successfully raising additional working capital. The technology uses an active process incorporating chemical vasodilators to deliver drugs through the skin and into the bloodstream. The PENtoCORE technology is a topical formulation, in contrast to the VALE transdermal technology. The Company is currently marketing three products that incorporate the proprietary PENtoCORE technology:

      o OSTEON - an OTC external analgesic designed to provide temporary relief from the muscular-skeletal pain associated with arthritis;
      o A-R EXTREME - an OTC external analgesic designed to provide temporary relief from the muscle and joint pain associated with athletic activity; and
      o     TERMIN8 - an OTC antifungal lotion designed to treat athlete's foot.

      The Company has a product candidate, RepiDerm, for the treatment of acne. The formulation of the product has been completed. Our activities relating to labeling, package design and branding for the product have been suspended due to working capital constraints. We have five additional product candidates at various stages of formulation and development.

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

      The implementation of our business strategy was adversely affected by regulatory and private securities actions taken against us and our management beginning in April 2004. At the same time, we suspended the marketing and sale of our products until we were reasonably sure that our product marketing was consistent with the FDA's requirements and policies. As a result of our voluntary delisting and continued delisting of our common stock from the Nasdaq stock market, the action taken against us by the SEC, the issues raised by the SEC regarding the regulatory status of our products, and the significant decline in market value of our securities subsequent to these matters, several shareholder actions were filed against Vaso Active and certain of its officers and directors. See Item 3, "Legal Proceedings."

      In August and September 2004, Vaso Active and its former Chief Executive Officer, John Masiz, settled all SEC matters regarding our alleged federal securities laws violations stemming from allegedly misleading disclosures in our initial public offering registration statement, our 2003 annual report and a statement on our website concerning the FDA's approval or qualification of our products. Both Vaso Active and Mr. Masiz agreed to settlement terms with the SEC without admitting or denying the allegations of their civil complaint, pursuant to which both parties are permanently enjoined from violating the anti-fraud provisions of the federal securities law. Mr. Masiz was also prohibited from serving as an officer or director of any public company, including Vaso Active, for a period of five years. He is however, permitted to remain an employee/consultant of Vaso Active. Since August 2004, Mr. Masiz has been employed by Vaso Active to provide consulting services pursuant to the terms of his employment agreement with the Company.

      During 2004, together with newly engaged outside FDA counsel, we revised our product labels and in September 2004, began shipping our products on a limited basis. In July 2005, we entered into a product brokerage agreement with Ferolie Corporation, d/b/a Eastern Sales & Marketing, or ESM, a marketing and merchandising agency, to sell our products to retailers. During July of 2006 we began shipping product under this brokerage agreement. See Item 1, "Description of Business - Distribution" for further discussion regarding the Ferolie agreement.

      In September 2005, Vaso Active and certain of its officers and directors entered into agreements to settle all shareholder actions (the "Class Actions") and derivative shareholder actions filed against Vaso Active and certain named officers and directors (the "Derivative Actions"). See Item 3, "Legal Proceedings."

      The success of our marketing and sales activities will be dependent, among other things, on our ability to

      o     secure additional financing;
      o     enter into qualified strategic partnerships;
      o place our products into the market, including through relationships with third parties such as ESM;
      o     consumer perception of our products; and
      o     retain and attract qualified marketing and sales personnel.

Although we believe that our products if supported by sufficient advertising will earn retailers' acceptance, there can be no assurance that this will happen, or if it does, that it will continue.

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

      In August 2005, we instructed BioChemics to cease further development of the ibuprofen product candidate on our behalf because we determined that the total development cost would likely exceed $1,000,000. Under our license agreement with BioChemics, we do not have the right to market and sell OTC products for which development costs exceed $1,000,000. Our negotiations with BioChemics to amend the license agreement to permit us to have the right to market and sell the ibuprofen product despite the amount of the expected development costs have been suspended due to working capital constraints on the Company and our corresponding inability to continue to fund the program.

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

      Under the terms of our licensing agreement with BioChemics, BioChemics granted us an exclusive, irrevocable, worldwide license to use and practice the VALE patents and PENtoCORE technology in order to commercialize, market and sell OTC pharmaceutical products. In addition BioChemics has four other patents pending domestically. Internationally, BioChemics has been issued foreign patents in 17 countries and patents pending in seven others. BioChemics has filed, and will continue to file as required, for second-generation patents on a number of its products. BioChemics also owns 16 registered trademarks, including Osteon, RepiDerm and PENtoCORE. We own the U.S. trademark protection for the names "Termin8" and "A-R Extreme."

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

GOVERNMENT REGULATIONS

      GENERAL

      The development, testing, manufacture, labeling, marketing, and promotion of OTC drugs are subject to extensive regulation by the FDA under the Federal Food, Drug and Cosmetic Act ("FFDCA") and by the Federal Trade Commission, or FTC, under the Federal Trade Commission Act ("FTC Act").

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

      Other requirements or limitations for OTC drugs imposed under the FFDCA include: (a) a requirement that the drug be manufactured in conformity with current good manufacturing practices, or cGMPs, a system of manufacturing that insures the quality, reproducibility, and traceability of drug products intended for human use; (b) a requirement that the labeling for the product contain adequate directions for use and warnings; (c) a requirement that the manufacturer of the drug product register with the FDA; (d) a requirement that all drugs manufactured for commercial distribution be listed with the FDA; (e) a prohibition against making any false or misleading misrepresentations in any particular in any labeling for the product; and (f) a requirement, beginning December 2007, that the manufacturer/distributor report serious and unexpected adverse drug experiences within 15 calendar days of receipt of the information. As noted above, OTC products marketed in accordance with OTC Drug Monographs do not require FDA premarket approval prior to marketing. If an OTC product deviates from an OTC Drug Monograph requirement in active ingredient(s), intended use, method of administration, dosage form, or labeling, among other things, then the manufacturer or distributor must obtain pre-market approval in the form of an NDA before commercial marketing.

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

      After successful completion of the required clinical testing, generally an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the United States. The NDA must include the results of extensive clinical and other testing and a compilation of data relating to the product's pharmacology, chemistry, manufacture, and controls. The cost of preparing and submitting an NDA is substantial. Under federal law, the submission of NDAs are additionally subject to substantial applications user fees, currently exceeding $800,000, and the manufacturer and/or sponsor under an approved NDA are also subject to annual product and establishment user fees, currently exceeding $49,000 per product and $300,000 per establishment. These fees are typically increased annually.

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

      REGULATION OF OUR PRODUCTS AND PRODUCT CANDIDATES

      We believe that the active ingredients, dosage form and strengths of our A-R Extreme, Osteon, Termin8 and RepiDerm products, each licensed from BioChemics, are covered by the OTC Review Program and therefore are eligible for marketing under the OTC Review Program. In addition, we believe the current labeling of our A-R Extreme, Osteon, and Termin8 products is consistent with FDA laws and regulations. The labeling of our RepiDerm acne product candidate is not yet finalized; however, we intend to design the labeling consistent with all relevant FDA laws and regulations. We will not market RepiDerm until we are reasonably certain that the final labeling is in accordance with the applicable OTC Drug Monograph and all other FDA laws and regulations.

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

      CURRENT PRODUCT LINE

      We presently market three products. Each of these products uses the PENtoCORE technology. These products are:

      o OSTEON - an OTC external analgesic designed to provide temporary relief from muscular-skeletal pain associated with arthritis;
      o A-R EXTREME - an OTC external analgesic designed to provide temporary relief from muscle and joint pain associated with athletic activity; and
      o     TERMIN8 - an OTC antifungal lotion designed to treat athlete's foot.

      We license the Osteon and PENtoCORE trademarks under our license agreement with BioChemics. We market each of our three current products under the OTC Review Program, described above under "Government Regulation."

      Our strategy for Osteon is to create, through telemarketing, advertising and mailing a customer base of senior women and men suffering from osteoarthritis. We expect re-order sales of Osteon to carry higher gross profit margins than initial order sales of Osteon because re-order sales should not require the same direct media advertising expenditures as do the initial order sales. To achieve future growth, we plan to offer additional products, to be determined, that fit the demographic of this customer base. We have, however, suspended our direct-to-consumer television campaigns pending obtaining further financing or arranging a joint venture with a direct-to-consumer marketing company. To date we have not obtained further financing or joint venture arrangements and can not be certain when we may be able to resume this strategy, if at all. For further information regarding our marketing of Osteon, see "Distribution" in this section below.

      Our strategy includes achieving market penetration through wholesale distribution to chain drug and grocery stores for AR-Extreme, Termin8 and, more recently, Osteon. We began shipping wholesale product under purchase order in July 2006 to chain drug and grocery stores.

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

      The table below describes our six product candidates and the status of each product: The further development of our product candidates, and our ability ultimately to bring these candidates to market, will depend upon, among other factors, our ability to obtain additional working capital from third parties and the extent to which our efforts to market our existing products result in cash flow from sales. To date we have not obtained additional working capital from third parties and cash flows from our existing products have not been significant. Accordingly, our ability to ultimately bring any of these product candidates to market during 2007 is in question at the present time.

PRODUCT CANDIDATE                      TECHNOLOGY                      PRE-MARKET APPROVAL      CURRENT STAGE OF
                                                                       REQUIRED? (A)            DEVELOPMENT
----------------------------------------------------------------------------------------------------------------------------
1)  Acne Treatment                     Proprietary PENtoCORE           No                       Formula finalized.
                                       topical                                                  Undergoing package
                                                                                                design and branding.
2)  Analgesic utilizing ibuprofen      Patented VALE Transdermal       Yes                      Pre-clinical testing and
                                                                                                research (including
                                                                                                formulation development)
3)  Other OTC Drug Monograph           Proprietary PENtoCORE           No                       Formulation development
Product Candidates:                    topical
3.1)  First aid treatments
3.2)  Hand and body lotions
3.3)  Psoriasis treatment
4)  Toenail fungus treatment           Proprietary PENtoCORE           Yes                      Formulation development
                                       topical

      a) This represents management's belief based upon its current plans and assumptions and on its interpretation of government rules and regulations now in effect. Whether pre-market approval will actually be required is uncertain.

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

      We believe that the active ingredients, dosage form, route of administration, directions for use, and indications of our acne treatment candidate are covered by the OTC Review Program and, like similarly situated products on the market, can at this time be marketed under the OTC Review Program. Subject to the availability of additional working capital, we plan to begin to market our acne treatment product candidate. However, given capital constraints, we are uncertain whether or when we will be able to launch this product.

2)    ANALGESIC UTILIZING IBUPROFEN

      We have suspended the preclinical phase of development for our ibuprofen product candidate. Our ability to file an IND for the ibuprofen product candidate is contingent upon (i) whether we successfully negotiate with BioChemics to amend our license agreement to include our ibuprofen candidate; and (ii) our obtaining additional capital in an amount sufficient to conduct clinical testing for our ibuprofen candidate.

      The scope of our license agreement with BioChemics presently is limited to OTC products costing less than $1,000,000 to develop. We expect the ibuprofen product candidate to cost more than $1,000,000 to develop. Although we are hopeful that we will eventually successfully conclude our negotiations with BioChemics in connection with our ibuprofen candidate, there is no guarantee that we will be successful. We have instructed BioChemics to suspend research and development, on our behalf, of our ibuprofen product candidate pending the outcome of these negotiations and obtaining funds to pay for the cost of the clinical testing.

3)    OTHER OTC DRUG MONOGRAPH PRODUCT CANDIDATES

      We have a number of formulas under development for us by BioChemics for each of these product candidates. None of the formulas have been finalized. Subject to the availability of additional working capital, we plan to finalize three new product candidates in this category. However our ability launch those three product candidates within their applicable OTC Drug Monograph is uncertain at the present time due to capital constraints. In response to changing market demands, we may seek to have products developed for us which address conditions other than those indicated in the table above. In any such instance, we intend that the product would be within the applicable OTC Drug Monograph.

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

      In the first quarter of 2006 we shifted our marketing emphasis to the New York City metropolitan and New Jersey markets to support our anticipated initial retail product launch in those markets. We intend to resume the direct-to-consumer pay-per-unit of sale arrangement pending further financing or entering into a joint venture with a direct-to-consumer marketing agency. There can be no assurance that we will be able to obtain further financing or to enter into a joint venture arrangement.

      During 2006 the Company commenced wholesale distribution under purchase order to chain drug and grocery stores. At April 10, 2007 products are being distributed through eight drug and grocery chains totaling more than 1,000 retail stores plus 120 independent pharmacies. In addition our products have recently become available for purchase on Amazon.com, AmericaRX.com, HarmonDiscount.com, and AlleonPharmacy.net. Online sales have not been significant to date.

COMPETITION

      We are engaged in a rapidly evolving field. If our product distribution and commercial marketing efforts take full effect, we expect to compete primarily with established pharmaceutical companies such as Pfizer Inc., Bristol-Myers Squibb Company, Schering-Plough Corporation Alza Corporation, and emerging biotechnology companies like Cygnus, Inc. and Elan Corporation plc, as well as research and academic institutions, and others. Competition is intense and expected to increase.

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

EMPLOYEES

      At March 30, 2007, we employed eight persons. Four of the eight persons are employed full time by us. One officer, our Vice President and Chief Scientific Officer, devotes substantially all of his time to us but is also employed by Biochemics. Our former Chief Executive Officer devotes approximately 70% of his time to us and 30% of his time to BioChemics. One other individual splits her time equally between our company and BioChemics. In addition, we employed one administrative person on a part-time basis. We do not have a collective bargaining agreement with our employees; nor are any of our employees members of any labor union.

RISK FACTORS

                          RISKS RELATED TO OUR BUSINESS

WE HAVE INSUFFICIENT CASH FLOW TO FUND OUR OPERATIONS AND TO MEET OUR DEBT OBLIGATIONS WHICH RAISES SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

      Our cash and cash equivalents totaled less than $10,000 as of April 10, 2007. We will need to raise approximately $3,000,000 in additional funds through a financing or otherwise by May 1, 2007 to pay the principal amount due on the senior secured convertible notes issued in August 2005. The principal amount of the notes ($2,500,000) is due on May 1, 2007. If the principal amount is not repaid on that date, then the lender of the notes may seek to foreclose on our assets, liquidate us, or have us declared insolvent. In addition, as noted above, we have incurred substantial indebtedness in connection with various litigation settlements. We have incurred net losses in the past, and we may not be able to repay our existing debt obligations if we are unable to refinance or otherwise repay the notes.

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

      Concern about our ability to meet our debt obligations could also negatively affect our ability to attract and retain customers. Our ability to meet our future debt obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

WE ARE AN EARLY STAGE COMPANY WITH A BRIEF HISTORY CONSISTING OF LOSSES AND MAY NEVER ACHIEVE OR SUSTAIN PROFITABILITY.

      We do not have any continuing revenues and we have never been profitable and we may not achieve profitability in the foreseeable future, if at all. Our ability to generate profits in the future will depend on a number of factors, including:

      o start-up costs relating to the commercialization, sale and marketing of our products;
      o     market acceptance of our products and product candidates;
      o     costs of acquiring and developing new product candidates;
      o     ability to bring our products to market;
      o     general and administrative costs relating to our operations;
      o     increases in our research and development costs;
      o     charges related to purchases of technology or other assets; and
      o     our ability to raise additional capital.

      At December 31, 2006, we had an accumulated deficit of approximately $13.5 million. We expect to incur additional operating losses as we expand our commercialization, marketing, and sales efforts. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations may be materially and adversely affected.

WE ARE AN EARLY STAGE COMPANY THAT HAS A LIMITED OPERATING HISTORY. THEREFORE OUR BUSINESS OPERATIONS MAY NEVER FULLY MATERIALIZE AND CREATE VALUE FOR INVESTORS.

      We are an early stage company focused on commercializing, marketing and selling OTC pharmaceutical products. We began our operations as a division of BioChemics in January 2001. We have operated as a separate subsidiary of BioChemics since January 2003. Our Termin8, A-R Extreme and Osteon products are in the early stages of commercialization. One of our product candidates, RepiDerm, has undergone preliminary package design; the remainder of our product candidates are only in the early stages of development. We have not yet recognized significant revenue from product sales. You should evaluate the likelihood of financial and operational success in light of the uncertainties and complexities present in an early-stage company, many of which are beyond our control, including:

      o     our potential inability to market, distribute and sell our products;
            and
      o the significant investment of capital and other resources necessary to achieve our commercialization, marketing and sales objectives.

      Our operations have been limited to organizing and staffing our company and marketing our products. These operations provide a limited basis for you to assess our ability to commercialize our products and product candidates and the advisability of investing in us.

OUR INDEBTEDNESS COULD HAVE A NEGATIVE EFFECT ON OUR FINANCIAL CONDITION

      In August 2005, we completed a private placement of $2,500,000 in aggregate principal amount of Senior Secured Convertible Notes due May 1, 2007. Principal is to be paid in a single payment on May 1, 2007 (interest will be paid from proceeds of the private placement that were placed in escrow at closing). In addition, the purchasers of the notes received rights to purchase up to $1,875,000 in aggregate principal amount of additional notes at any time through the maturity date of the notes. We also have incurred substantial indebtedness (subordinated to the notes and all of our other indebtedness) as we are obligated to issue convertible notes in the aggregate principal amount of $860,000 in connection with the settlement of a consolidated class action lawsuit and derivative actions involving the Company. Of that amount, we have already issued settlement notes in the aggregate principal amount of $297,500 to date to plaintiffs' class action and derivative counsel. We expect to issue the balance of the aggregate principal amount of these settlement notes to the class action claimants. Our substantial indebtedness could have important consequences for investors. For example, it could:

      o require the dedication of a substantial portion of our cash flows from operations, if any, to the payment of principal of and interest on our indebtedness, thereby reducing the availability of capital to fund our operations, working capital, capital expenditures, acquisitions and other general corporate purposes;

      o increase our vulnerability to general adverse economic and industry conditions;
      o     place us at a competitive disadvantage relative to our competitors;
      o     limit our ability to obtain additional financing;
      o limit our flexibility in planning for, or reacting to, changes in our business and the industry; and
      o decrease customer and potential customer confidence in dealing with us.

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

OUR FAILURE TO COMPLY WITH EXTENSIVE GOVERNMENT REGULATION MAY SIGNIFICANTLY AFFECT OUR OPERATING RESULTS.

      Our products are subject to extensive regulation by the FDA, as well as other federal, state, local and foreign government laws and regulations. These regulations may affect many aspects of our operations, including testing, research and development, manufacturing, pre-market labeling, storage, quality control, adverse event reporting, record keeping, product labeling, marketing, advertising and promotion. Failure to comply with applicable regulatory requirements could, among other things, result in:

      o     fines;
      o     changes to advertising;
      o     failure to obtain necessary marketing approvals;
      o     revocation or suspension of regulatory approvals of products;
      o     regulatory letters;
      o     adverse publicity;
      o     product seizures or recall;
      o     delay, interruption or suspension of product manufacturing;
      o     suspension of distribution, marketing and sale;
      o     mandated corrective action; and
      o     civil or criminal sanctions.

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

      In addition to safety and efficacy regulatory concerns, the FDA or the FTC may impose a wide array of sanctions on companies for deceptive or misleading promotional practices in connection with pharmaceutical products, which could result in any of the following:

      o incurring substantial expenses, including fines, penalties, legal fees and costs to comply with FDA or FTC requirements;
      o     changing the methods of marketing and selling products;
      o taking mandated corrective action, which may include placing advertisements or sending letters to physicians and marketing partners rescinding previous advertisements or promotions;
      o disrupting the distribution of products and causing the loss of sales until compliance with the FDA's or FTC's position occurs;
      o     the FTC's initiating administrative action for consumer redress;
      o the FTC's seeking a court injunction to prevent further false and misleading advertising;
      o the imposition by a court of liquidated damages and equitable relief to recover profits and provide consumer redress from illegal activity; and
      o the placing of the Company in receivership to assure that the assets of the Company are not dissipated pending resolution of FTC claims.

      If we become subject to any of the above requirements, it could be damaging to our reputation, and our business condition could be adversely affected.

IN ADDITION TO LISTING OUR PRODUCTS WITH THE FDA, WE MUST MARKET OUR PRODUCTS IN ACCORDANCE WITH FDA PROCEDURES.

      If our topical A-R Extreme, Osteon and Termin8 products are formulated, labeled and promoted in accordance with the applicable requirements of FDA's OTC Review Program (e.g., the applicable final or tentative final OTC Drug Monograph), FDA pre-market approval is not required prior to marketing. If these or any of our product candidates deviate from any applicable requirement of the OTC Review Program, including those relating to active ingredients, intended use, method of administration, dosage form, or labeling, among other things, then we or our marketing partners must obtain NDA pre-market approval from the FDA before beginning commercial marketing. The FDA has taken the position that insofar as our product candidates may use the VALE transdermal technology or make any transdermal claims, they fall outside of those eligible for marketing under the OTC Review Program. Thus, for these product candidates we must obtain, or our marketing partners must obtain, NDA approval before they can be commercially marketed. See "Governmental Regulation - The NDA Review Process."

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

      We do not possess product development capability. As a result, we depend on collaborations with third parties, such as BioChemics, for development of our product candidates. During the years ended December 31, 2006 and 2005, we incurred research and development costs of approximately $4,900 and $342,500, respectively, related package design testing during 2006 and primarily to the formulation of an analgesic utilizing the active ingredient ibuprofen as well as formulation of our RepiDerm acne product candidate during 2005. We incurred these costs pursuant to a February 2003 manufacturing and development agreement with BioChemics.

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

IF WE INFRINGE ON THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS, OUR BUSINESS AND PROFITABILITY MAY BE ADVERSELY AFFECTED.

      Our commercial success will also depend, in part, on us and BioChemics not infringing on the patents or proprietary rights of others. There can be no assurance that the technologies and products used or developed by BioChemics and marketed and sold by us will not infringe such rights. If such infringement occurs and neither we nor BioChemics is able to obtain a license from the relevant third party, we will not be able to continue the development, manufacture, use, or sale of any such infringing technology or product. There can be no assurance that necessary licenses to third-party technology will be available at all, or on commercially reasonable terms. In some cases, litigation or other proceedings may be necessary to defend against or assert claims of infringement or to determine the scope and validity of the proprietary rights of third parties. Any potential litigation could result in substantial costs to, and diversion of, our resources and could have a material and adverse impact on us. An adverse outcome in any such litigation or proceeding could subject us and/or BioChemics to significant liabilities, require us to cease using the subject technology or require us and/or BioChemics to license the subject technology from the third party, all of which could have a material adverse effect on our business.

WE OPERATE IN AN EXTREMELY COMPETITIVE ENVIRONMENT AND THERE CAN BE NO ASSURANCES THAT COMPETING TECHNOLOGIES WOULD NOT HARM OUR BUSINESS DEVELOPMENT.

      We are engaged in a rapidly evolving field. Competition from numerous pharmaceutical companies including Pfizer, Bristol-Myers Squibb, Schering-Plough and Alza and biotechnology companies such as Cygnus and Elan, as well as research and academic institutions, is intense and expected to increase. The large and rapidly growing market for transdermal and topical drug delivery systems is likely to attract new entrants. Numerous biotechnology and pharmaceutical companies are focused on developing new drug delivery systems and most, if not all, of these companies have greater financial and other resources and development capabilities than we do. Our competitors also have greater collective experience in undertaking pre-clinical and clinical testing of products, obtaining regulatory approvals and manufacturing and marketing OTC and prescription pharmaceutical products. There can be no assurance that our products, existing or to be developed, will be more effective or achieve greater market acceptance than competitive products, or that our competitors will not succeed in developing products and technologies that are more effective than those being developed by us or that would render our products and technologies less competitive or obsolete. See "Competition."

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

      We were originally formed as a division of BioChemics and the viability and financial strength of BioChemics is critical to our success. Throughout our development, we have relied on services and financing provided to us by BioChemics. When we became an independent operating entity, we entered into a license agreement and, prior to the consummation of our initial public offering, a manufacturing and development agreement with BioChemics. We presently maintain our executive offices on premises that we share with BioChemics. We do not have a lease agreement with BioChemics. We believe that we can obtain suitable alternative space without any material disruption of our business and that such space will be available to us in the future on commercially reasonable terms. Since, pursuant to the administrative support agreement by and between the Company and BioChemics, BioChemics provides us with administrative and managerial support, our results of operations include allocations of certain BioChemics expenses, such as centralized accounting, data processing, utilities, supplies, telephone and other BioChemics corporate services and infrastructure costs. These expenses have been charged back to us as a management fee. We recorded approximately $46,000 in such fees during each of the years ended December 31, 2006 and 2005. These costs are included in selling, general and administrative expenses. The expense allocations have been determined on the basis that we and BioChemics consider to be reasonable reflections of the utilization of services provided for the benefit received by us. The loss of the services provided by BioChemics or the loss of the license of the VALE patents or the PENtoCORE technology under the license agreement would have a material adverse effect on our business, financial condition and results of operations.

      BioChemics has never been profitable and most likely will not achieve profitability in the near future, if ever. Although BioChemics was founded in 1989, and incorporated in 1991, it is still a development stage company. It has generated significant losses through December 31, 2006, has limited revenue, and is likely to sustain operating losses in the foreseeable future. BioChemics' operations are subject to all of the risks inherent in the establishment of a business enterprise. Through December 31, 2006, BioChemics had an unaudited, consolidated accumulated deficit of approximately $24.8 million, which includes the operations of Vaso Active. In addition, as of December 31, 2006, BioChemics was in default under debt obligations in the approximate amount of $11.0 million, which includes accrued interest, that it has issued to private investors. Approximately $6.5 million of BioChemics' debt, inclusive of accrued interest, is held by Mr. Masiz, members of his family and Robert E. Anderson (the Chairman of our Board of Directors who is also a member of the Board of Directors of BioChemics). Although BioChemics is attempting to restructure or refinance these obligations, there can be no assurance that it will be able to do so on acceptable terms. If BioChemics is not successful in maintaining its financial viability, our business, financial condition and results of operations may be materially and adversely affected. BioChemics anticipates that it will continue to incur net losses and be unprofitable for the foreseeable future. There can be no assurance that BioChemics will ever operate at a profit even if its or our products are commercialized.

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

      Several of our other key employees are devoting less than all their time to the Company. For example, although our Chief Scientific Officer, Dr. Stephen Carter, devotes substantially all his time to our activities, he is also devoting a portion of his time to Biochemics. For us to pursue our product development, marketing and commercialization plans, we will need to hire personnel with experience in clinical testing, government regulation, manufacturing, marketing and finance.

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

      Our President, Joseph Frattaroli, also serves as our acting Chief Executive Officer, Chief Financial Officer and principal accounting officer. Though corporate executives often serve in multiple positions, these positions are typically the most senior positions in many companies. We may have difficulty executing our business plan and accommodating growth as a result of one individual's holding these demanding positions.

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

      Our principal stockholder, BioChemics, owns 4,500,000 shares of our Class B Common Stock, which at December 31, 2006 represented approximately 70% of the combined voting power of our common stock. Mr. Masiz, as President, Chief Executive Officer and Chairman of BioChemics and, as the principal stockholder in BioChemics, will be able to control the outcome of many types of stockholder votes, including votes concerning the election of our directors, the adoption or amendment to provisions in our certificate of incorporation or by-laws, the approval of mergers and/or acquisitions, decisions affecting our capital structure and other significant corporate transactions. This concentration of ownership may delay, deter or prevent transactions that would result in a change of control, which in turn could reduce the value of our common stock.

INVESTORS MAY EXPERIENCE SUBSTANTIAL DILUTION OF THEIR INVESTMENT.

      In the past and more recently, we have issued convertible notes, options and warrants to acquire Class A Common Stock. These securities include the $2,500,000 aggregate principal amount of senior secured convertible notes that we issued in August 2005 and the warrants which we issued to the purchasers of the notes. We also issued an additional 100,000 warrants to those investors for extending deadlines with respect to filing the registration statement for the shares of Class A Common Stock underlying their investment as well as possible additional investment. We will also be issuing convertible notes in connection with our recent litigation settlements. To the extent these outstanding securities are ultimately exercised, there will be dilution to investors. Investors may experience further dilution of their investment if we raise capital through the sale of additional equity securities or convertible debt securities, such as the rights to purchase additional notes and warrants granted to the August 2005 investors. Any sales in the public market of the Class A Common Stock issuable upon such conversion could adversely affect prevailing market prices for our common stock.

THERE IS NO ORGANIZED MARKET FOR OUR STOCK; OUR STOCK PRICE HAS BEEN VOLATILE AND COULD EXPERIENCE SUBSTANTIAL DECLINES.

      Our securities are currently quoted in the OTC Bulletin Board under the trading symbol "VAPH.OB." The market price of our common stock has experienced, and may continue to experience, significant volatility. From January 1, 2005 to April 10, 2007, the per share closing price of our common stock has ranged from $0.15 to $1.05. As a result of the following events, there is not currently an organized market in our securities, and there can be no assurance that such a market will develop:

      o the temporary suspension of trading in our securities on April 1, 2004;
      o our press release dated April 7, 2004 advising investors not to trade in our securities until further disclosure; and
      o our voluntary delisting of our securities from The Nasdaq Stock Market on April 8, 2004.

The value of our Class A Common Stock may decline regardless of our operating performance or prospects. Factors affecting our market price include:

      o the success or failure of our product development efforts, especially those related to obtaining regulatory approvals;
      o     technological innovations developed by us or our competitors;
      o variations in our operating results and the extent to which we achieve our key business targets;
      o differences of our reported results from those expected by investors and securities analysts; and
      o market reaction to any acquisitions or joint ventures announced by us or our competitors.

      In addition, in recent years, the stock market, and the market for pharmaceutical companies in particular, has generally experienced significant price and volume fluctuations. This volatility has affected the market prices of securities issued by many companies, often for reasons unrelated to their operating performance, and it may adversely affect the price of our common stock. In the past, securities class action litigation has often been instituted following periods of volatility in the market price of a company's securities. For example, we have recently settled, and received final court approval of, several securities class action lawsuits. See Item 3, "Legal Proceedings" for more information.

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

ITEM 2.  DESCRIPTION OF PROPERTY

      Currently, we share our principal corporate office space with BioChemics in Danvers, Massachusetts. Our principal corporate offices accommodate our operational, selling, marketing and administrative needs. The lease for this approximately 6,800 square feet of office space is held by BioChemics and expires May 2012. We do not have a lease agreement with BioChemics. Although we do not have a formal lease agreement with BioChemics, we currently pay approximately $6,400 per month in rent to BioChemics for our office and warehouse space. We do not own or lease any other real property. During each of 2006 and 2005, we recorded approximately $54,000 and $44,000 respectively in rent expense for this office and warehouse facility. We anticipate that this arrangement will continue at least through May 2012. We believe that our existing facilities are adequate to support our existing operations and that, if needed, we will be able to obtain suitable additional facilities on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

LAWSUIT AGAINST ROBINSON & COLE LLP

      As previously reported, the Company and BioChemics filed a lawsuit in the Massachusetts Superior Court against the law firm of Robinson & Cole LLP. The Company and BioChemics are seeking damages as a result of harm and losses that they believe they suffered as a result of advice provided by Robinson & Cole in connection with the Company's initial public offering in 2003. The Company and BioChemics believe that as a direct result of Robinson & Cole's actions, they sustained over $100 million in damages due to lost market capitalization, out-of-pocket expenses, loss of market opportunities and related damages.

      The lawsuit has been brought on a contingency fee basis, and the costs of the lawsuit are therefore not expected to be material to the Company's current cash flow or resources. It is possible that Robinson & Cole may assert counterclaims against us in this matter, in particular, with respect t o legal fees billed to us by Robinson & Cole that we have not paid but no such claim was asserted when Robinson & Cole filed its Answer to the Complaint. In any event, we believe that any unpaid legal fees are directly related to the legal work performed by Robinson & Cole that is the subject of this lawsuit. Consequently, we do not believe that Robinson & Cole is entitled to payment for such services. Based upon a Scheduling Order issued by the Court, we believe that, unless there is a settlement or a pre-trial disposition of the case, trial of this matter is most likely to occur in 2008.

SETTLEMENT OF CERTAIN STOCKHOLDER LITIGATION

      In 2004, the Company and certain of its officers and directors were sued in several securities class action lawsuits filed in the United States District Court for the District of Massachusetts. The complaints, which were consolidated, sought equitable and monetary relief, an unspecified amount of damages, with interest, attorneys fees and costs, were filed on behalf of purchasers of Vaso Active Class A common stock during the period December 9, 2003 to March 31, 2004 (the "Class Action").

      In September 2005, the Company and certain of its named officers and directors entered into an agreement to settle the Class Action. The parties to the agreement obtained the court's final approval of the settlement on December 14, 2005 and the orders approving the settlement and dismissing the action were entered on December 21, 2005. The time for filing appeals from the court's orders ran, and no appeals were filed. Under the terms of the settlement agreement, the Company, disclaiming any liability, caused to be paid into escrow for the benefit of the putative class $1,100,000 in cash. The Company's insurance carrier paid the $1,100,000 in exchange for a release of its liability under its insurance policy with the Company. Also under the settlement,the Company is to issue $750,000 face amount of 2-year 5% subordinated callable notes convertible at $1.75 per share (with full anti-dilution protection) (the "Settlement"). Of the $750,000 Settlement, $187,500 of Settlement Notes already have been issued to plaintiffs' counsel as part of their fee award as approved by the Court. The balance of the Notes are expected to be issued shortly because the Claims Administrator has completed its review and evaluation of claims submitted by putative class members and has prepared the Claims Administrator's report, including recommendations. The report has been submitted to the Court, together with a Motion for Distribution of the Class Settlement Fund. We anticipate that the Motion and the Report and Recommendation will be approved by the Court, at which time the remaining Settlement Notes will be issued.

      There were no requests for exclusion from the class submitted by any potential claimant, and therefore it is not expected that any additional actions will be filed against the Company alleging claims similar to those raised in the class action. In consideration of the settlement, the parties agreed to fully and finally release and discharge all claims against each other.

      For the years ended December 31, 2005 and 2004, the Company recorded approximately $998,000 and $1,114,000, respectively, in expenses to defend itself and settle in the SEC and private litigation matters discussed above and in previous reports filed by the Company, including legal, accounting and other consulting fees and the $885,000 charge in connection with the Company's settlement of the consolidated securities class action lawsuit.

FDA MATTERS

      We believe that the active ingredients, dosage form and strengths of A-R Extreme, Osteon and Termin8 are covered by the FDA's OTC Review Program and therefore we believe these products are currently eligible for marketing under the same program (See "Government Regulation" under Item 1 above). We submitted new labels for our previously marketed products to the FDA in May 2004 and requested comments by the FDA on these labels. In September 2004, we began to distribute these products under revised labeling once we were reasonably sure that the marketing of these products was consistent with the FDA's requirements and policies. There is no regulatory requirement that the FDA review or comment on such materials and so far, the FDA has not provided any comment relating to the new labels. Although we were not provided any comment from the FDA, we are now reasonably sure that these new labels are consistent with all FDA regulations and policies and as a result, we resumed marketing and shipment of our products in September 2004.

GENERAL

      Other than described above, we are not a party to any pending legal proceedings or are aware of any pending legal proceedings against us that, individually or in the aggregate, would have a material adverse affect on our business, results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for a vote of the shareholders during the year ended December 31, 2006.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

      Our Class A Common Stock, $0.0001 par value, began trading on December 10, 2003 on the Nasdaq SmallCap Market under the symbol "VAPH." In light of the substantial administrative and cash burdens of maintaining our Nasdaq listing , we determined that it was in the best interests of our shareholders for the company to cease voluntarily the listing of its securities on Nasdaq. Effective April 8, 2004, upon our request, our Class A Common Stock ceased to be listed on Nasdaq. Beginning April 15, 2004, our Class A Common Stock was quoted on the Pink Sheets. Since February 17, 2006, our Class A Common Stock has been quoted on the OTC Bulletin Board under the symbol "VAPH.ob".

      The following table sets forth the high and low sale price quotations (split adjusted) for each calendar quarter in which trading occurred during the last three fiscal years. Such quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

        Year          Quarter           High Price           Low Price
    ------------  ----------------  ------------------   -----------------
        2006       Fourth Quarter   $             0.29   $            0.15
                   Third Quarter                  0.51                0.28
                   Second Quarter                 0.70                0.42
                   First Quarter                  0.85                0.30

        2005       Fourth Quarter   $             0.65   $            0.42
                   Third Quarter                  0.82                0.41
                   Second Quarter                 1.05                0.20
                   First Quarter                  0.95                0.53

        2004       Fourth Quarter   $             0.72   $            0.38
                   Third Quarter                  1.53                0.55
                   Second Quarter                 7.59                0.44
                   First Quarter                 14.11                1.97

HOLDERS

      As of March 27, 2007, there were approximately 27 holders of record of shares of our Class A Common Stock. There is one holder, BioChemics, of our Class B Common Stock.

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

      In addition to the described Securities Purchase Agreement restrictions, we are subject to limitations on our ability to pay dividends on the common stock imposed by corporate law. Under Delaware corporate law, no dividends or other distributions may be made which would render us insolvent or reduce assets to less than the sum of our liabilities plus the amount needed to satisfy any liquidation preference. Even if we were not subject to the Securities Purchase Agreement restrictions, we would most likely retain any earnings to finance our future development and growth. We may reconsider this policy from time to time in light of conditions then existing, including our earnings performance, financial condition and capital requirements. Any future determination to pay cash dividends, if and when permitted under the Securities Purchase Agreement's terms, will be at the discretion of our board of directors and will depend upon our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors deems relevant.

EQUITY COMPENSATION PLAN INFORMATION

      The following table sets forth information as of December 31, 2006, concerning compensation plans for which the Company has authorized the future issuance of shares of its Class A Common Stock:

                               Number of
                             securities to        Weighted
                             be issued upon       average          Number of
                              exercise of      exercise price      securities
                              outstanding      of outstanding      remaining
                                options,          options,       available for
                              warrants and      warrants and         future
                                 rights            rights           issuance
                             --------------    --------------    -------------
      Equity compensation        1,425,000(1)  $        1.56(1)      1,575,00(1)
      plans approved by
      security holders (1)

      Equity compensation
      plans not approved by
      security holders                  --                --               --
                             --------------    --------------    -------------
      Total                      1,425,000              1.56        1,575,000
                             --------------    --------------    -------------

      (1) Consists of: (a) 1,095,000 shares of Class A Common Stock issuable upon exercise of outstanding options under the Plan, having a weighted average exercise price of $1.68 per share, and (b) 330,000 shares of Class A Common Stock issuable upon exercise of outstanding options under the 2003 Non-Employee Director Compensation Plan, having a weighted average of $1.14 per share. As of December 31, 2006, a total of 1,005,000 shares of Class A Common Stock remained available for future issuance under the Plan, and 570,000 shares of Class A Common Stock remained available for future issuance under the Director Plan.

RECENT SALES OF UNREGISTERED SECURITIES

      During 2006, no securities were sold by us that were not registered under the Securities Act of 1933:

REPURCHASES OF EQUITY SECURITIES OF THE ISSUER

      During 2006, we did not repurchase any of our outstanding securities.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

      Our general business strategy was adversely affected beginning in April 2004 by regulatory action taken against us and our former President, and by private securities actions taken against us and our management. At the same time, we suspended the marketing and sale of our products until we were reasonably sure that our product marketing was consistent with the FDA's requirements and policies. In September 2004 we began marketing and selling our three existing products under revised labelling. We also voluntarily delisted our common stock from trading on NASDAQ. As a result of our voluntary delisting and the continuation of the delisting of our securities, the action taken by the SEC against us, issues regarding the regulatory status of our products, and the significant decline in the market value of our securities concurrent with and subsequent to these matters, several shareholder actions were filed against Vaso Active and its officers and directors.

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

      During 2006 the Company commenced wholesale distribution under purchase order to chain drug and grocery stores. At April 10, 2007 products are being distributed through eight drug and grocery chains totaling more than 1,000 retail stores plus 120 independent pharmacies. In addition our products have recently become available for purchase on Amazon.com, AmericaRX.com, HarmonDiscount.com, and AlleonPharmacy.net. Online sales have not been significant to date.

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

      REVENUE RECOGNITION

      Revenue from product sales is recognized when delivery has occurred. However, because our products are sold with limited rights of return, we record allowances for product returns, rebates and discounts, and report revenue net of such allowances. We must make judgments and estimates in preparing the allowances that could require adjustments in the future. We base our estimates on historic patterns of returns and on the expiration dates of product currently being shipped.

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

      STOCK-BASED COMPENSATION - As part of our compensation programs offered to our employees, we grant stock options. In the first quarter of 2006 the Company adopted Statement of Financial Accounting Standards No. 123(R) "Share-Based Payments" ("SFAS 123(R)"), which requires all share-based payments to employees, including stock options and stock issued under certain employee stock purchase plans, to be recognized in the Company's financial statements at their grant date fair value. SFAS 123(R) requires the Company to estimate future forfeitures of stock-based compensation, while the pro forma disclosure for the year ended December 31, 2005 excludes only those options that had been forfeited during that period. The Company has continued to use the Black-Scholes option pricing model to determine the fair value of options under SFAS 123(R) and has elected to use the modified-prospective transition method, in which prior period financial statements will not be restated but disclosure of the pro forma net loss calculation will be included in the footnotes to the financial statements for periods prior to fiscal 2006 and the adoption of SFAS 123(R).

      Prior to the first quarter of fiscal 2006, the Company recorded stock-based compensation issued to employees and non-employee directors using the intrinsic value method and stock based-compensation issued to non-employees using the fair value method. Stock-based compensation was previously recognized on stock options issued to employees only if the option exercise price was less than the market price of the underlying stock on the date of the grant. During the year ended December 31, 2005 , no stock-based compensation was recorded under the intrinsic value method.

      During the year ended December 31, 2006, the Company recorded stock-based compensation expense of $249,982 in accordance with SFAS 123(R).

2006 COMPARED TO 2005

      NET REVENUES - Net revenues for the year ended December 31, 2006 increased by approximately 316% to $104,864 from $25,221 in the comparable period in 2005. Although the dollar value of shipments in both 2006 and 2005 were not significant in relation to the scale of our operations, the significant increase in percentage terms is the result of shipments in 2006 to chain drug and grocery stores consisting largely of initial orders. We did not ship to chain drug and grocery stores for the comparable period in 2005. Our ability to properly support a significantly larger distribution network has been negatively affected due to working capital constraints.

      COST OF SALES - Cost of sales principally includes the cost of products and inventory adjustments. Cost of sales increased by approximately 189% to $123,743 from $42,887 in the comparable period in 2005. Cost of sales for 2006 included a charge of approximately $60,000 to reserve for expiring product and $10,972 for production expenses and for 2005 included product disposal costs and production set up costs of approximately $35,902. At our current low level of sales we believe there can be no meaningful comparisons.

      MARKETING, ADVERTISING AND PROMOTION - Marketing, advertising and promotion expenses for the year ended December 31, 2006 decreased $249,329 to $69,635 from $318,964 in the comparable period in 2005. Included in the 2005 expense was approximately $139,000 in advertising fees we incurred in connection with our launch of a series of 60 and 120 second television commercials for Osteon throughout the United States. In addition, we incurred costs of $96,211 for samples that were distributed throughout the year, and $64,447 for various promotional expenses that included shows and conferences. The decline in 2006 was related to marketing budget cuts brought about by our lack of working capital.

      SELLING, GENERAL AND ADMINISTRATIVE - Selling, general and administrative expenses decreased by $724,889 to $1,902,842 during the year ended December 31, 2006 as compared to $2,627,731 in the comparable period in 2005. The decrease in selling, general and administrative was largely due to decreases in legal and professional fees, savings in insurance costs and savings resulting from lower board of director fees.

      Selling, general and administrative expenses in 2006 primarily consist of salaries, wages and related personnel costs, professional fees such as legal, audit and business advisory services typical of a publicly held corporation, commercial liability and directors and officers insurance costs and general overhead such as facility costs.

      RESEARCH AND DEVELOPMENT - Research and development expenses decreased by $337,571 to $4,191 for the year ended December 31, 2006 as compared to $342,482 for the comparable period in 2005. In 2005, our research and development activities were primarily focused on the formulation of an analgesic utilizing the active ingredient ibuprofen. These activities were performed under our direction by BioChemics under the terms and conditions of our August 2003 agreement. Also included in 2005 research and development expenses was $54,912 in stock-based compensation related to stock options we issued to non-employees. We suspended substantially all research and development activities in December 2005 due to working capital constraints.

      INTEREST EXPENSE - Interest expense increased $495,508 to $788,040 for the year ended December 31, 2006 as compared to $292,532 for the comparable period in 2005. The increase is substantially the effect of a full year expense in 2006 related to the Senior Secured Convertible notes issued in August 2005.

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

      THE NOTES. The Notes have a term of 21 months, and the principal of the Notes is due and payable in a single payment on May 1, 2007. The Notes bear interest at the six month LIBOR plus 6% with a floor of 10.0% and a ceiling of 12.0% and a default rate of interest of 18% per annum. The Notes presently accrue interest at 10% per annum. Interest is payable quarterly, in arrears, beginning October 31, 2005, on each July 31, October 31, January 30 and April 30, until the earlier of the Notes' maturity or conversion date.

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

      The Notes are secured by all of the assets of the Company. The Notes are convertible, by the holders of the Notes, at any time into shares of the Company's Class A Common Stock at a price of $0.70 per share (subject to adjustment under certain circumstances, e.g., anti-dilution adjustments).

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

      At April 10, 2007, we had unrestricted cash of less than $10,000 and a working capital deficiency of approximately $4.5 million, excluding $74,000 of restricted cash held in escrow to fund future interest payments on the senior secured convertible notes we sold in 2005, and excluding approximately $237,000 of accounts payable related to legal fees that we intend to contest. Our financial condition has been materially and adversely affected by regulatory and shareholder actions taken against us during 2004 and 2005.

      The private financing investors have informally indicated to us that they will not purchase the additional notes and warrants available to them under the AIRS unless we are willing to renegotiate the terms of this purchase. Our ability to continue our business activities, including increasing our marketing support for our existing products, funding of the development of our product candidates through BioChemics and the commercialization of these product candidates, will depend upon, among other things, raising capital from third parties or receiving net cash flows from sales of our products. If we successfully generate cash through any of these methods, our priorities will be:
(i) to contribute to support our existing products; (ii) to bring our acne product candidate to market; and (iii) to commence clinical trials for our ibuprofen candidate.

      We are engaged in presentations and discussions with potential investors in an attempt to obtain financing in order to provide important funds to the Company. Without these funds, the we will be unable to pay approximately $2.5 million due to holders of Notes issued in 2005 and due May 1, 2007. We are uncertain whether we will obtain any financing. If we are unable to obtain new financing, then the Company may be in default of the obligations under such notes after May 1, 2007. The Company, if it is unable to negotiate a forbearance, extension or other arrangement, may be forced to seek relief from its creditors in bankruptcy, or the holders of such notes might seek to foreclose on the Company assets, liquidate the Company, or have it declared insolvent.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

      The following table sets forth our contractual obligations and commitments for the next five years, as of December 31, 2006.

                                                      LESS THAN       1 - 3         3 - 5         5 - 7
                                          TOTAL         1 YEAR        YEARS         YEARS         YEARS
Long-term debt                         $  2,500,000  $  2,500,000 $           -  $          -  $          -
Notes payable                               870,000       870,000             -             -             -
Capital lease obligations                    11,621         2,510         5,661         3,450             -
Operating lease obligations                       -             -             -             -             -
Unconditional purchase obligations                -             -             -             -             -
Employment agreements                     2,205,000       315,000       630,000       630,000       630,000
                                       ------------  ------------  ------------  ------------  ------------

Total                                  $  5,586,621  $  3,687,510  $    635,661  $    633,450  $    630,000
                                       ============  ============  ============  ============  ============

                                       30

      In February 2005, we appointed our Chief Financial Officer, Mr. Joseph Frattaroli, as our President. Mr. Frattaroli will continue to serve as Chief Financial Officer and Acting Chief Executive Officer. Mr. Frattaroli is receiving salary of $175,000 per year but is not providing those services under a written contract. Mr. Frattaroli's salary is not presented in this table. The written employment agreements with Mr. Masiz and Dr. Carter terminate their initial terms on June 30, 2008, but are deemed automatically extended for successive periods of two years under the terms of their respective written agreements through 2012. This table is presented to reflect the effect of occurance of the automatic extensions.

      In September 2005, Vaso Active and certain of its officers and directors, entered into agreements to settle the previously reported consolidated securities class action and derivative lawsuits. As a result of these settlements, we recorded a charge of $895,000 payable $25,000 in cash and $870,000 in the form of 2 year 5% convertible notes, issued in March 2006 that are reflected as a notes payable in this table.

OFF-BALANCE SHEET ARRANGEMENTS

      We have no material off-balance sheet financing such as a facility lease or other long-term commitments. We have employment agreements with three key employees. Please refer to "Contractual Obligations and Commitments" for a summary of our obligations under employment agreements.

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

ITEM 8B.

      None.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        VASO ACTIVE PHARMACEUTICALS, INC.

Date: April 17, 2007                    By: /s/ Joseph Frattaroli
                                            ---------------------
                                            Joseph Frattaroli
                                            Acting Chief Executive Officer
                                            Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                                     TITLE                         DATE

/s/ Joseph Frattaroli         Acting Chief Executive Officer      April 17, 2007
--------------------------
Joseph Frattaroli                Chief Financial Officer

/s/ Stephen Carter, Ph.D.    Vice President, Chief Scientific     April 17, 2007
--------------------------
Stephen Carter, Ph.D.               Officer, Director

/s/ Robert E. Anderson              Director, Chairman            April 17, 2007
--------------------------
Robert E. Anderson

/s/ Ronald Guerriero                     Director                 April 17, 2007
--------------------------
Ronald Guerriero

/s/ D'Anne Hurd                          Director                 April 17, 2007
--------------------------
D'Anne Hurd

/s/ Bruce A. Shear                       Director                 April 17, 2007
--------------------------
Bruce A. Shear

/s/ Brian J. Strasnick                   Director                 April 17, 2007
--------------------------
Brian J. Strasnick, Ph.D.

                        VASO ACTIVE PHARMACEUTICALS, INC.
                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Report of Independent Registered Public Accounting Firm                      F-2

Balance Sheet as of December 31, 2006.                                       F-3

Statements of Operations for the Years Ended
   December 31, 2006 and 2005.                                               F-4

Statements of Stockholders' Equity (Deficiency) for the Years Ended
   December 31, 2006 and 2005.                                               F-5

Statements of Cash Flows for the Years Ended
   December 31, 2006 and 2005.                                               F-6

Notes to the Financial Statements                                            F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Vaso Active Pharmaceuticals, Inc.:

      We have audited the accompanying balance sheets of Vaso Active Pharmaceuticals, Inc. (the "Company") as of December 31, 2006 , and the related statements of operations, stockholders' equity (deficiency), and cash flows for each of the two years ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 2, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), SHARE BASED PAYMENT.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vaso Active Pharmaceuticals, Inc. as of December 31, 2006 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, certain conditions exist such as the Company's inability to generate sufficient cash from operations and to obtain additional debt or equity financing to meet its future obligations. As discussed in Note 2 to the financial statements, the stockholders' deficiency and the deficiency in working capital at December 31, 2006 raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ STOWE & DEGON
-----------------

Worcester, MA
April 2, 2007

VASO ACTIVE PHARMACEUTICALS, INC.
BALANCE SHEET

                                                                DECEMBER 31
                                                            -------------------
                                                                   2006
                                                            -------------------
                      ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                   $             8,627
Restricted cash                                                         136,319
Accounts receivable, net of allowance for doubtful accounts
   of $33,000                                                            30,446
Inventory                                                                93,608
Debt issuance costs                                                      68,713
Prepaid expenses                                                         26,650
                                                            -------------------
  TOTAL CURRENT ASSETS                                                  364,363

Property and equipment - net                                             38,794
                                                            -------------------
                                                            $           403,157
                                                            ===================
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accounts payable                                            $           637,427
Accrued compensation                                                    149,543
Other accrued expenses                                                   73,510
Obligations under capital leases - short-term portion                     2,510
Senior secured convertible notes, net of discount                     2,389,503
Notes payable                                                           870,000
Due to parent company                                                   941,621
Deferred revenue                                                         14,000
                                                            -------------------
  TOTAL CURRENT LIABILITIES                                           5,078,114

LONG-TERM LIABILITIES:
Obligations under capital leases - long-term portion                      9,111
                                                            -------------------
  TOTAL LONG-TERM LIABILITIES                                             9,111
                                                                      5,087,225
                                                            -------------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY DEFICIENCY:
Preferred stock - $0.0001 par value; authorized
  10,000,000 shares; issued and outstanding, none                             -
Common stock - $0.0001 par value; authorized
  60,000,000 shares; issued and outstanding, 10,328,604                   1,033
Additional paid-in capital                                            8,858,178
Deferred compensation                                                   (64,411)
Accumulated deficit                                                 (13,478,868)
                                                            -------------------
  TOTAL STOCKHOLDERS' EQUITY DEFICIENCY                              (4,684,068)
                                                            -------------------
                                                            $           403,157
                                                            ===================


                       SEE NOTES TO FINANCIAL STATEMENTS.


                                      VASO ACTIVE PHARMACEUTICALS, INC.
                                           STATEMENTS OF OPERATIONS


------------------------------------------------------------------------------------------------------------
    YEAR ENDED DECEMBER 31                                                   2006                2005
------------------------------------------------------------------------------------------------------------
   Net revenues                                                        $         104,864   $          25,221
   Cost of revenues                                                              123,743              42,887
                                                                       -----------------   -----------------
     GROSS PROFIT (LOSS)                                                         (18,879)            (17,666)


   Costs and expenses:
     Marketing, advertising and promotion                                         69,635             318,964
     Selling, general and administrative(1)                                    1,902,842           2,627,731
     Research and development(1)                                                   4,911             342,482
     Stock based compensation                                                     60,404               5,491
     Legal settlement                                                                  -             885,000
                                                                       -----------------   -----------------

       Loss from operations                                                   (2,056,671)         (4,197,334)

   Interest expense                                                             (788,039)           (317,532)
   Interest income                                                                 4,204              25,000
   Other expense                                                                    (350)               (353)
                                                                       -----------------   -----------------

   Net loss                                                            $      (2,840,856)  $      (4,465,219)
                                                                       =================   =================

   Net loss per share - basic and diluted (Note 2)                     $           (0.28)  $           (0.43)
                                                                       =================   =================

   Weighted average shares outstanding - basic and
     diluted (Note 2)                                                         10,328,604          10,328,604
                                                                       =================   =================

(1) Includes stock-based compensation expense as follows:


Selling, general and administrative                                    $         189,578   $          15,556
Research and development                                                               -              54,912
                                                                       -----------------   -----------------

Total                                                                  $         189,758   $          70,468
                                                                       =================   =================


                                      SEE NOTES TO FINANCIAL STATEMENTS.

                                                     F-4







                                               VASO ACTIVE PHARMACEUTICALS INC.
                                        STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)


                                                COMMON STOCK
                                           ----------------------
                                             NUMBER      $0.0001    ADDITIONAL
                                               OF          PAR       PAID-IN       DEFERRED      ACCUMULATED
                                             SHARES       VALUE      CAPITAL         COMP          DEFICIT          TOTAL
                                           ----------   ---------  ------------  ------------   -------------   -------------

BALANCE, JANUARY 1, 2005                   10,328,604       1,033     8,093,656      (183,777)     (6,172,793)      1,738,119
  Fair market value detachable warrants             -           -       563,438             -               -         563,438
  Stock options granted below market                -           -        17,250      ( 17,250)              -               -
  Amortization of deferred compensation             -           -             -        70,468               -          70,468
  Loss from operations                              -           -             -             -      (4,465,219)     (4,465,219)
                                           ----------   ---------  ------------  ------------   -------------   -------------
BALANCE DECEMBER 31, 2005                  10,328,604   $   1,033  $  8,674,344  $   (130,559)  $ (10,638,012)  $  (2,093,194)
  Stock based compensation                          -           -       183,834             -               -         183,834
  Amortization of deferred compensation             -           -             -        66,148               -          66,148
  Loss from operations                              -           -             -             -      (2,840,856)     (2,840,856)
                                           ----------   ---------- ------------  ------------   -------------   -------------
BALANCE DECEMBER 31, 2006                  10,328,304   $   1,033  $  8,858,178  $    (64,411)  $ (13,478,868)  $  (4,684,068)
                                           ==========   =========  ============  ============   =============   =============

                                            SEE NOTES TO THE FINANCIAL STATEMENTS.

                                                             F-5







                                       VASO ACTIVE PHARMACEUTICALS INC.
                                           STATEMENTS OF CASH FLOWS


------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31                                                       2006                2005
------------------------------------------------------------------------------------------------------------
   CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                            $      (2,840,856)  $      (4,465,219)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation of equipment                                                    15,008              13,147
     Amortization of discount and issuance costs related to
     convertible notes                                                           537,631             198,571
     Stock-based compensation                                                    249,982              70,468
     Bad debt reserve                                                             33,000                   -
       Inventory reserves                                                        60,000             27,049
     Accrued legal settlement                                                     (15,000)             885,000
     Increase (decrease) in cash from change in:
       Accounts receivable                                                       (62,818)                260
       Allowance for doubtful accounts                                            33,000                   -
       Inventories                                                              (138,644)             98,283
       Prepaid expenses                                                           50,304             (47,959)
       Accounts payable                                                          235,759             (72,701)
       Accrued compensation                                                      131,524             (25,785)
       Other accrued expenses                                                    (78,213)             35,678
       Deferred revenue                                                           14,000                   -
                                                                       -----------------   -----------------
         Net cash used in operating activities                                (1,808,323)         (3,283,028)
   CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to restricted cash                                                        -            (385,901)
   Decreases to restricted cash                                                  249,582                   -
   Purchase of property and equipment                                                  -             (14,063)
                                                                       -----------------   -----------------
         Net cash (used) in investing activities                                 249,582            (399,964)
   CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of senior secured convertible notes                                        -           2,500,000
   Offering costs associated with the issuance of senior secured
   convertible notes                                                                   -            (352,155)
   Obligations under capital leases                                               (2,388)             (1,326)
   Due to/from parent company - net                                              862,116              68,725
                                                                       -----------------   -----------------
         Net cash provided by financing activities.                              859,728           2,215,244
   NET DECREASE IN CASH AND CASH EQUIVALENTS                                    (699,013)         (1,467,748)
   CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                707,640           2,175,388
                                                                       -----------------   -----------------
   CASH AND CASH EQUIVALENTS, END OF PERIOD                            $           8,627   $         707,640
                                                                       =================   =================
   SUPPLEMENTAL DISCLOSURES:
     Interest paid                                                     $         250,409   $          51,336
     Income taxes paid                                                                 -                   -
   NONCASH DISCLOSURES:
     Accrued legal settlement converted into notes payable             $         870,000                   -
     Fair value of detachable warrants                                 $               -   $         563,438
     Issuance of capital leases to purchase property and equipment     $               -   $          15,335


                                      SEE NOTES TO FINANCIAL STATEMENTS.

                                                     F-6

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

BUSINESS DEVELOPMENT

      The Company commenced operations in January 2001 as the OTC division of BioChemics, Inc. ("BioChemics"), a privately owned pharmaceutical company. In January 2003, the Company incorporated in the state of Delaware and became a wholly-owned subsidiary of BioChemics. The Company licenses the VALE patents and PENtoCORE technology from BioChemics. The Company issued 4,500,000 shares of its Class B common stock to BioChemics in consideration for the exclusive worldwide rights to commercialize market and sell the VALE technology for OTC pharmaceutical products. These shares were issued pursuant to authorization from the Company's Board of Directors on June 20, 2003.

SETTLEMENT OF PRIVATE LITIGATION

      In 2004, the Company and certain of its officers and directors (the "Defendants") were sued in several securities class action lawsuits filed in the United States District Court for the District of Massachusetts. The complaints, which were consolidated and sought equitable and monetary relief, an unspecified amount of damages, with interest, attorneys' fees and costs, were filed on behalf of purchasers of Vaso Active Class A Common Stock during the period December 9, 2003 to March 31, 2004.

      The Company was also named as a nominal defendant in three shareholder derivative actions (the "Derivative Actions"). The actions were filed against certain of its officers and directors and against BioChemics, Inc. The Complaints alleged, among other things, that the alleged conduct challenged in the securities class action case pending against the Company in Massachusetts (described above) constituted, among other things, a breach of the Defendants' fiduciary duties to Vaso Active. The Complaints sought equitable and monetary relief, an unspecified amount of damages, and attorneys and other fees, costs and expenses, ostensibly on behalf of Vaso Active.

      In September 2005, the Company and certain of its named officers and directors entered into an agreement to settle the class action. The parties to the agreement obtained the court's final approval of the settlement on December 14, 2005 and the orders approving the settlement and dismissing the action were entered on December 21, 2005. The time for filing appeals from the court's orders ran, and no appeals were filed. Under the terms of the settlement agreement, the Company, disclaiming any liability, caused to be paid into escrow for the benefit of the putative class $1,100,000 in cash. The Company's insurance carrier paid the $1,100,000 in exchange for a release of its liability under its insurance policy with the Company. Also under the settlement, at a future date, after claims were submitted by putative class members and reviewed and evaluated by the Claims Administrator, and after the Claims Administrator's report with recommendations was filed with and approved by the Court, the Company is to issue $750,000 face amount of 2-year 5% subordinated callable notes convertible at $1.75 per share (with full anti-dilution protection) (the "Notes"). Of the $750,000 Notes, $187,500 of Notes already have been issued to plaintiffs' counsel as part of their fee award as approved by the Court. The balance of the Notes are expected to be issued shortly because the Claims Administrator has completed the review and evaluation of claims submitted by putative class members and has prepared the Claims Administrator's report, including recommendations. It is expected that the Report will be submitted imminently to the Court, together with a Motion for Distribution of the Class Settlement Fund. We anticipate that the Motion and the Report and Recommendation will be approved by the Court. There were no requests for exclusion from the class submitted by any potential claimant, and therefore it is not expected that any additional actions will be filed against the Company alleging claims similar to those raised in the class action. In consideration of the settlement, the parties agreed to fully and finally release and discharge all claims against each other.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      GOING CONCERN - These financial statements have been prepared on the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. This assumption is presently in question and contingent upon the Company's ability to raise additional funds. Management is in the process of identifying various fund-raising strategies. These strategies may include an additional private placement of the Company's equity securities. There are no assurances that Management will successfully execute such strategies. Biochemics is currently providing working capital through cash advances and payment of certain Company expenses. Biochemics is under no obligation to provide working capital and there can be no assurance that these advances can or will be able to continue.

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

      ACCOUNTS RECEIVABLE - Accounts receivable consist primarily of trade receivables from the sale of OTC pharmaceutical products. The allowance for doubtful accounts is based on the Company's assessment of the collectibility of specific customer accounts and an assessment of economic risk as well as the aging of the accounts receivable. The Company's policy is to write-off uncollectible trade receivables after significant measures have failed to result in their collection. An allowance for doubtful accounts is established to represent the estimated uncollectible trade receivables

      INVENTORIES - Inventories are stated at the lower of cost or market, with cost being determined on the first-in, first-out method. The Company uses third-party contract manufacturers for the production and packaging of its products. Finished goods consists of inventory that has been manufactured and packaged by the contract vendor. Work-in-process consists of bottle, labels and other packaging materials. Finished goods totaled $47,422 at December 31, 2006. Work-in-process totaled $46,186 at December 31, 2006. A reserve is established for finished goods not expected to be shipped within approximately six months of its expiration date. Reserves for these products totaled approximately $60,000 at December 31, 2006.

      PROPERTY AND EQUIPMENT - Property and equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, generally three to five years. Repairs and maintenance are expensed as incurred.

      DUE TO PARENT - The Company reimburses certain administrative services provided by BioChemics as well as general overhead fees pursuant to agreements between the Company and BioChemics. In addition it includes working capital advances to the Company. The due to parent balance represents the net obligation from the Company to BioChemics at December 31, 2006.

      DEBT ISSUANCE COSTS - The Company incurred debt issuance costs in connection with the senior secured convertible notes (see Note 4). These costs are deferred and included in current assets on the balance sheets. The debt issuance costs are amortized over the term of the related debt issuance. The amortization expense is included in interest expense.

      REVENUE RECOGNITION - Revenue from product sales is recognized when delivery has occurred. However, because our products are sold with limited rights of return we record allowances for product returns, rebates and discounts, and report revenue net of such allowances. We must make judgments and estimates in preparing the allowances that could require adjustments in the future. We base our estimates on historic patterns of returns and on the expiration dates of product currently being shipped.

      Revenue is not recognized unless collectibility is reasonably assured. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If a customer's financial condition were to deteriorate and result in an impairment of their ability to make payments, additional allowances may be required.

      STOCK-BASED COMPENSATION - In the first quarter of 2006 the Company adopted Statement of Financial Accounting Standards No. 123(R) "Share-Based Payments" ("SFAS 123(R)"), which requires all share-based payments to employees, including stock options and stock issued under certain employee stock purchase plans, to be recognized in the Company's financial statements at their fair value. SFAS 123(R) requires the Company to estimate future forfeitures of stock-based compensation, while the pro forma disclosure for the years ended December 31, 2005 excludes only those options that had been forfeited during that period. The Company has continued to use the Black-Sholes option pricing model to determine the fair value of options under SFAS 123(R) and has elected to use the modified-prospective transition method, in which prior period financial statements will not be restated but disclosure of the pro forma net loss calculation will be included in the footnotes to the financial statements for periods prior to fiscal 2006 and the adoption of SFAS 123(R).

      The Company has an employee stock incentive plan and a non-employee director compensation plan, which are described more fully in Note 6.

      Prior to the first quarter of fiscal 2006, the Company recorded stock-based compensation issued to employees and non-employee directors using the intrinsic value method and stock based-compensation issued to non-employees using the fair value method. Stock-based compensation was previously recognized on stock options issued to employees only if the option exercise price was less than the market price of the underlying stock on the date of the grant. During the year ended December 31, 2005 , no stock-based compensation was recorded under the intrinsic value method.

      During the year ended December 31, 2006, the Company recorded stock-based compensation expense of $249,982 in accordance with SFAS 123(R).

      The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair-value recognition provisions of SFAS No. 123, as amended, to options granted under the stock option plans and rights to acquire stock granted under the Company's stock option plans. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Sholes option pricing model and amortized ratably to expense over the options' vesting periods. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.

                                                             2005
                                                        --------------

Net loss as reported                                    $   (4,465,219)
Less stock-based compensation had all
   options been recorded at fair value                        (359,076)
                                                        --------------

Adjusted net loss                                       $   (4,824,295)
                                                        ==============

Weighted average shares outstanding
   basic and diluted                                        10,328,604

Net loss per share - basic and diluted                  $        (0.43)

Pro forma net loss per share - basic
   and diluted                                          $        (0.47)

      The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model using the following weighted average assumptions for 2005 : risk-free interest rate of 4.3%, a dividend yield of 0.0%; volatility factors of the expected market price of the Company's common stock of 98% ; and a weighted average expected life of the option of 4 years. The pro forma effect on net loss for 2005 is not necessarily representative of the effects on reported income or loss in future years.

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

      ADVERTISING EXPENSES - Costs incurred to advertise and promote the Company are expensed as incurred. Advertising costs were approximately $44,000 and $153,000 in 2006 and 2005, respectively.

      SALES INCENTIVES - Sales incentives are netted against revenues when incurred. Sales incentives are primarily comprised of slotting fees, coupons and rebates. Sales incentives of approximately $7,200 were netted against revenues in 2006. No sales incentives were incurred during 2005.

      RESEARCH AND DEVELOPMENT - Research and development costs primarily include salaries, contractor fees, facilities costs, administrative expenses and allocations of corporate costs. All such costs are charged to research and development expense as incurred. Research and development costs incurred were approximately $4,900 in 2006 and $342,500 in 2005.

      MANAGEMENT FEES - BioChemics provides the Company with certain administrative, marketing and management services, as well as the Company's facilities and general corporate infrastructure. Management fees were approximately $45,900 in 2006 and 2005.

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

      Basic and diluted loss per common share are the same for 2006 and 2005 as potentially dilutive equity securities have not been included in calculations of diluted net loss per common share available to common stockholders, as their inclusion would have been antidilutive.

      RECLASSIFICATIONS - Certain reclassifications have been made to the 2005 amounts to conform to the 2006 presentation.

3.    CAPITAL LEASE

      In 2005, the Company leased equipment which was capitalized for financial reporting purposes under a noncancelable lease. Assets under capital lease totaled $15,335 at December 31, 2006. Accumulated depreciation of leased assets totaled $4,984.

Future minimum payments under the Company's capital lease consist of the following at December 31, 2006:

        YEARS ENDING DECEMBER 31
        2007                                                      3,024
        2008                                                      3,024
        2009                                                      3,024
        2010                                                      3,560
                                                        ---------------

        Total minimum payments                                   12,632
        Less amounts representing interest                       (1,011)
                                                        ---------------

        Present value of future minimum payments                 11,621
        Less current portion                                     (2,510))
                                                        ---------------

        Long-term portion                               $         9,111
                                                        ===============

4.    SENIOR SECURED CONVERTIBLE NOTES

      In August 2005, the Company sold $2,500,000 in aggregate principal amount of Senior Secured Convertible Notes due May 1, 2007 (the "Notes") to independent institutional investors. The Notes are convertible at any time into shares of the Company's Class A common stock at a price of $0.70 per share, subject to adjustment under certain circumstances. The investors also received five-year warrants (the "Warrants") to purchase a total of 1,298,701 shares of the Company's Class A common stock at an exercise price of $0.77 per share. In October, the investors also received an additional 100,000 shares in return for extending the required date of filing the registration associated with this transaction by 60 days. In addition, the investors received rights ("Rights") to purchase up to $1,875,000 in aggregate principal amount of additional Notes at any time through the maturity date of the Notes, together with additional Warrants to purchase a total of 974,026 shares of Class A common stock. The additional Notes are convertible and the additional Warrants are exercisable at the same respective prices per share as the Notes and Warrants.

      The Notes bear interest, payable quarterly, at the six month LIBOR plus 6.0%, (11.29% at December 31, 2006) with a floor of 10.0% and a ceiling of 12.0%. As part of the agreement, the Company placed $437,000 into escrow for the purpose of funding substantially all of the interest payments due under the Notes. Such remaining amount after disbursing required interest payments is reflected as restricted cash on the balance sheet.

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

      The debt issuance costs are deferred and included in other assets on the balance sheets. The debt costs are amortized over the term of the related debt issuance. The amortization expense is included in interest expense on the statement of operations. The value of the detachable warrants is accounted for as a discount on the debt and is amortized over the life of the debt as interest expense. In 2006, the Company recorded $206,139 and $331,492 in interest expense related to debt issuance costs and the amortization of the debt discount associated with the detachable warrants, respectively. In 2005, the Company recorded $77,303 and $121,449 in interest expense related to debt issuance costs and the amortization of the debt discount associated with the detachable warrants, respectively.

5.    NOTE PAYABLE
NEED A FOOTNOTE DESCRIBING THE TERMS OF THE $870,000 IN NOTES PAYABLE

6.    INCOME TAXES

      The Company has federal and state tax net operating loss carry forwards available for future periods of approximately $13,040,000. The federal and state tax net operating loss carry forwards expire beginning in 2024. As a result of the changes in the ownership of the Company, there may be limitations on the amounts of net operating loss carry forwards that may be utilized in any one year.

      The tax effect of significant items comprising the Company's approximate net deferred tax assets at December 31, 2006 and 2005:

                                             2006               2005
                                        ---------------   ---------------

Deferred tax assets:
   Net operating loss carryforwards     $     5,216,000   $     3,628,000
   Accrued legal settlement                           -           356,000

                                              5,216,000         3,984,000
                                        ---------------   ---------------

Valuation allowance                          (5,216,000)       (3,984,000)
                                        ---------------   ---------------

Net deferred tax assets                 $             -   $             -
                                        ===============   ===============

      The Company believes that uncertainty exists with respect to future realization of the deferred tax assets and has established a valuation allowance for the full amount as of December 31, 2006 and 2005.

      A reconciliation between the amounts of income tax determined by applying the applicable U.S. statutory tax rate to the pre-tax loss is as follows:

                                             2006               2005
                                        ---------------   ---------------

Federal statutory rate                               34%               34%
State tax, net of federal impact                      6%                6%
Provision for valuation allowance on
   deferred tax assets                              (40)%             (40)
                                        ---------------   ---------------

Effective tax rate                                    -%                -
                                        ===============   ===============

7.    STOCKHOLDERS' EQUITY

      PREFERRED STOCK - At December 31, 2006, the Company had 10,000,000 authorized shares of preferred stock, $0.0001 par value per share, of which no shares were issued and outstanding.

      COMMON STOCK - The Company maintains two classes of common stock. The Company has 40,000,000 authorized shares of Class A common stock and 20,000,000 authorized shares of Class B common stock. The per share par value for each of these classes of common stock is $0.0001. Holders of Class A common stock are entitled to one vote per share, while holders of Class B common stock are entitled to three votes per share. At December 31, 2006, there were 5,828,613 shares of Class A common stock issued and outstanding, and there were 4,500,000 shares of Class B common stock issued and outstanding, all of which are held by BioChemics.

8.    STOCK OPTION PLANS

      The Company maintains two stock option plans. The 2003 Stock Incentive Plan provides for the issuance of up to 2,100,000 shares of Class A common stock to employees, officers and consultants in the, form of nonqualified and incentive stock options, restricted stock grants or other stock-based awards, including stock appreciation rights. The 2003 Non-Employee Director Compensation Plan provides for the issuance of up to 900,000 shares of Class A common stock to non-employee directors in the form of nonqualified and incentive stock options, restricted stock grants or other stock-based awards, including stock appreciation rights. As of December 31, 2006, there were 1,005,000 and 330,000 remaining options available under the 2003 Stock Incentive Plan and the 2003 Non-Employee Director Compensation Plan, respectively. The following table sets forth the stock option activity under the Company's two stock option plans:

                                                      WEIGHTED-
                                                       AVERAGE
                                       NUMBER OF       EXERCISE       AVERAGE
                                         SHARES         PRICE       FAIR VALUE

Outstanding, January 1, 2005             1,542,000           1.60
   Granted                                 150,000           0.50       0.35
   Exercised                                     -              -
   Forfeited                              (267,000)          1.19
                                      ------------   ------------

Outstanding, December 31, 2005           1,425,000   $       1.56

   Granted                                       -              -
   Exercised                                     -              -
   Forfeited                                     -              -
Outstanding, December 31, 2006           1,425,000   $       1.56
                                      ------------   ------------

Exercisable at December 31, 2006         1,217,500   $        xxx
                                      ============   ============


Exercisable at December 31, 2005           960,000   $       1.59
                                      ============   ============


               OUTSTANDING                                 EXERCISABLE
-----------------------------------------------   ------------------------------
                               WEIGHTED-AVERAGE
  NUMBER OF      RANGE OF       REMAINING LIFE     NUMBER OF    WEIGHTED-AVERAGE
   OPTIONS    EXERCISE PRICES     (IN YEARS)        OPTIONS      EXERCISE PRICE

    300,000        $0.50                             250,000         $ 0.50
  1,125,000   $1.67 to $2.11                         967,500
-------------                  ----------------   ------------------------------

  1,425,000                                        1,217,500         $
=============                  ================   ==============================

None of the options that are vested or are expected to vest at December 31, 2006 have any intrinsic value at December 31, 2006.

The total compensation cost related to non-vested awards at December 31,2006 is $166,300. The amount is expected to vest over a weighted average period of 8 months.

      EQUITY INSTRUMENTS ISSUED TO NON-EMPLOYEES - As discussed in Note 2, the Company accounts for stock options granted to employees in accordance with APB No. 25. The Company is required to record stock-based compensation when it grants options to purchase its common stock to non-employees under SFAS 123. In general, the value of these options is calculated using the Black-Scholes option-pricing model. In 2006 and 2005, the Company recorded $60,404 in stock-based compensation related to stock options issued to employees, . There were no other options granted to non-employees.

9.    RELATED PARTY TRANSACTIONS

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

      Total amounts incurred by the Company under this agreement during the years ended December 31, 2006 and 2005 were $142,000 and $24,000, respectively.

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

      Effective September 1, 2003, the Company entered into an administrative services agreement with BioChemics. Under this agreement, BioChemics provides to the Company, at the Company's request, administrative support services including secretarial support, accounting and tax services, data processing services, utilities, designated office space, designated warehouse and storage space, office supplies, telephone and computer services and equipment and such other office and corporate support services as the Company reasonably requires from time to time. BioChemics charges the Company an administrative services fee at a rate of cost plus 10%. The administrative services fee charged to expense during each of the years ended December 31, 2006 and 2005 was $46,000.

      Biochemics also charges the Company an annual management fee. The management fee charged to expense during each of the years ended December 31, 2006 and 2005 was $45,852.

      During the year ended December 31,2006 Biochemics also advanced cash to the Company in order to allow the Company to meet certain financial obligations necessary for the continued operation of the Company. As a result of these advances and the unpaid fees related to the agreements described above the Company had amounts due to Biochemics totaling $941,621 at December 31, 2006 included in current liabilities on its balance sheet.

      On February 1, 2003, the Company executed a license agreement with BioChemics that allows it to commercialize market and sell OTC pharmaceutical products using BioChemics' patented VALE system and the PENtoCORE technology and BioChemics-owned trademarks in the OTC pharmaceutical market. In consideration, BioChemics was issued 4,500,000 shares of the Company's Class B common stock. The term of this licensing agreement extends through the date of the last BioChemics' patent to expire. With respect to the portions of the licensing agreement that do not apply to a BioChemics patent or patent application, this agreement extends though February 2013. The licensing agreement can be automatically renewed for successive two-year terms for the non-patent technology.

10.   COMMITMENTS AND CONTINGENCIES

      EMPLOYMENT AGREEMENTS - The Company has non-cancelable employment agreements with the Chief Scientific Officer and the former Chief Executive Officer, through June 30, 2008. The remaining payments due under these employment contracts are as follows - $315,000 for 2007; and $157,500 for 2008.

      FACILITY LEASE - The Company subleases its office space from BioChemics, however, it does not have a formal lease agreement with BioChemics. Total rent expense for this office space was approximately $54,000 and $44,000 in 2006 and 2005, respectively. With the exception of its capital lease (see Note 3), the Company is not obligated to any significant long-term lease commitments or other off-balance sheet financing arrangements.

                                    Part III

   Part III info will be filed via an amendment no later than April 30, 2007.

                                                        EXHIBIT INDEX
                                                        -------------

 EXHIBIT   DESCRIPTION OF EXHIBIT                                                             INCORPORATED BY REFERENCE TO:
 NUMBER                                                                   FORM         SEC FILING DATE          EXHIBIT NO.
   3.1     Amended and Restated Certificate of Incorporation              SB-2        December 15, 2005             3.1
           (as amended through December 8, 2005)
   3.2     Amended and Restated By-laws (as amended through               8-K         September 22, 2005            3.2
           September 16, 2005)
   4.1     Specimen Certificate for Class A Common Stock                  SB-2/A      September 12, 2003            4.1
   4.2     Form of Convertible Settlement Note*
   10.1    Employment Agreement, effective June 16, 2003, between         SB-2/A      September 12, 2003           10.2
           Vaso Active Pharmaceuticals, Inc. and Stephen G. Carter**
   10.2    Employment Agreement, dated August 12, 2004, between           10-QSB      November 15, 2004            10.1
           Vaso Active Pharmaceuticals, Inc. and John J. Masiz**
   10.3    2003 Stock Incentive Plan**                                    SB-2        July 3, 2003                 10.3
   10.4    Form of 2003 Non-Employee Director Compensation Plan**         SB-2/A      September 12, 2003           10.4
   10.5    Registration Rights Agreement by and between Vaso              SB-2/A      September 12, 2003           10.5
           Active Pharmaceuticals, Inc. and BioChemics, Inc.
   10.6    License Agreement, dated February 1, 2003, between             SB-2/A      September 12, 2003           10.6
           BioChemics, Inc. and Vaso Active Pharmaceuticals, Inc.,
           as amended by an amendment agreement, dated July 2, 2003
   10.7    Manufacturing and Development Agreement, dated                 SB-2/A      September 12, 2003           10.7
           February 1, 2003, between Vaso Active
           Pharmaceuticals, Inc. and BioChemics, Inc.
   10.8    Administrative Services Agreement, dated September             SB-2/A      September 12, 2003           10.8
           1, 2003, between BioChemics, Inc. and Vaso Active
           Pharmaceuticals, Inc.
   10.9    Brokerage Agreement, effective August 1, 2005, between         10-KSB      April 14, 2006               10.9
           Vaso Active Pharmaceuticals, Inc. and Ferolie Corporation
  10.10    Securities Purchase Agreement dated August 16, 2005            8-K/A       August 19, 2005              99.1
           (including exhibits and schedules)
  10.11    Letter Agreement, dated as of October 12, 2005, among          8-K         November 14, 2005            10.1(a)
           Vaso Active Pharmaceuticals, Inc., Iroquois Master Fund,
           Ltd., Omnicron Master Trust, and RAQ, LLC
  10.12    Letter Agreement, dated as of October 12, 2005, between        8-K         November 14, 2005            10.1(b)
           Vaso Active Pharmaceuticals, Inc. and Smithfield
           Fiduciary LLC
  10.13    Standstill Agreement with respect to Conversion Rights,        8-K         November 14, 2005            10.2
           as amended, dated as of October 13, 2005, between Vaso
           Active Pharmaceuticals, Inc. and BioChemics, Inc.
  10.14    Stipulation and Agreement of Settlement, dated                 10-KSB      April 14, 2006               10.14
           September 21, 2005, among Lead Counsel (as defined
           therein) and certain other parties, with respect to
           In Re Vaso Active Pharmaceuticals Securities Litigation
  10.15    Stipulation and Agreement of Settlement, dated September       10-KSB      April 14, 2006               10.15
           22, 2005, among lead counsel for the Company and the
           plaintiffs and certain other parties, with respect to In
           Re Vaso Active Pharmaceuticals Derivative Litigation
   14      Code of Ethics                                                 8-K         January 25, 2005             99.1
   23      Consent of Stowe & Degon*
  31.1     Certification of Joseph Frattaroli, Acting Chief
           Executive Officer and Chief Financial Officer, pursuant
           to Section 302 of the Sarbanes-Oxley Act of 2002*
  32.1     Certification of Joseph Frattaroli, Acting Chief
           Executive Officer and Chief Financial Officer, pursuant
           to Section 906 of the Sarbanes-Oxley Act of 2002*

            * Exhibit filed with this report.
           ** Management contract or compensatory plan.