Form 10KSB/A
period 2006-12-31
VASO ACTIVE PHARMACEUTICALS INC
filed 2007-04-24
CIK 1232400

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10-KSB/A
                                (Amendment No. 1)


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

Transitional Small Business Disclosure Format  Yes|_| No|X|

                        VASO ACTIVE PHARMACEUTICALS, INC.
                                TABLE OF CONTENTS


                                     PART I

                                                                            Page
                                                                            ----
Item 1.     Description of Business.                                          5
Item 2.     Description of Property.                                         23
Item 3.     Legal Proceedings.                                               23
Item 4.     Submission of Matters to a Vote of Security Holders.             24

                                     PART II

Item 5.     Market for Common Equity, Related Stockholder Matters and
            Small Business Issuer Purchases of Equity Securities.            25
Item 6.     Management's Discussion and Analysis or Plan of Operations.      27
Item 7.     Financial Statements.                                            31
Item 8.     Changes In and Disagreements With Accountants On Accounting
            and Financial Disclosure.                                        31
Item 8A.    Controls and Procedures.                                         31

                                    PART III


Item 9.     Directors, Executive Officers, Promoters and Control Persons
            and Corporate Compliance; Compliance With Section 16(a) of
            the Exchange Act.                                                31
Item 10.    Executive Compensation.                                          37
Item 11.    Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters.                                 41
Item 12.    Certain Relationships and Related Transactions and Director
            Independence.                                                    43
Item 13.    Exhibits.                                                        46
Item 14.    Principal Accountant Fees and Services.                          47


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

EXPLANATORY NOTE

Vaso Active Pharmaceuticals, Inc. (the "Company") is filing this Amendment No.1 on Form 10-KSB/A for the purpose of modifying certain disclosures in the Company's Form 10-KSB filing for the fiscal year ended December 31, 2006, as filed with the U.S. Securities and Exchange Commission on April 17, 2007 (the "Original Filing"). Modifications have been made to the following sections:

     Item 1. Description of Business. Risk Factors. Our Indebtedness Could Have a Negative Effect on Our Financial Condition - page 16.

     Item 3. Legal Proceedings. Settlement of Certain Stockholder Litigation - page 24

     Part III - pages 32-45

     Report of Independent Public Accounting Firm-page F-2

     Statements of Operations Chart-page F-4.

     Note 1. Nature of Business and Operations. Business Development-page F-7

     Note 5. Notes Payable-page F-11

     Note 8. Stock Option Plans-page F-13.

No other information in the Original Filing in hereby amended. This Form 10-KBS/A continues to describe the conditions as of the date of the Original Filing, and accordingly, the Company has not updated the disclosures contained herein to reflect events that occurred at a later date.

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

OUR INDEBTEDNESS COULD HAVE A NEGATIVE EFFECT ON OUR FINANCIAL CONDITION

      In August 2005, we completed a private placement of $2,500,000 in aggregate principal amount of Senior Secured Convertible Notes due May 1, 2007. Principal is to be paid in a single payment on May 1, 2007 (interest will be paid from proceeds of the private placement that were placed in escrow at closing). In addition, the purchasers of the notes received rights to purchase up to $1,875,000 in aggregate principal amount of additional notes at any time through the maturity date of the notes. We also have incurred substantial indebtedness (subordinated to the notes and all of our other indebtedness) as we are obligated to issue convertible notes in the aggregate principal amount of $870,000 in connection with the settlement of a consolidated class action lawsuit and derivative actions involving the Company. Of that amount, we have already issued settlement notes in the aggregate principal amount of $297,500 to date to plaintiffs' class action and derivative counsel. We expect to issue the balance of the aggregate principal amount of these settlement notes to the class action claimants. Our substantial indebtedness could have important consequences for investors. For example, it could:

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

      In September 2005, the Company and certain of its named officers and directors entered into an agreement to settle the Class Action. The parties to the agreement obtained the court's final approval of the settlement on December 14, 2005 and the orders approving the settlement and dismissing the action were entered on December 21, 2005. The time for filing appeals from the court's orders ran, and no appeals were filed. Under the terms of the settlement agreement, the Company, disclaiming any liability, caused to be paid into escrow for the benefit of the putative class $1,100,000 in cash. The Company's insurance carrier paid the $1,100,000 in exchange for a release of its liability under its insurance policy with the Company. Also under the settlement, the Company is to issue $750,000 face amount of 2-year 5% subordinated callable notes convertible at $1.75 per share (with full anti-dilution protection) (the "Settlement"). Of the $750,000 Settlement, a Settlement Note in the amount of $187,500 has already been issued to plaintiffs' counsel as part of their fee award as approved by the Court. The balance of the Notes are expected to be issued shortly because the Claims Administrator has completed its review and evaluation of claims submitted by putative class members and has prepared the Claims Administrator's report, including recommendations. The report has been submitted to the Court, together with a Motion for Distribution of the Class Settlement Fund. We anticipate that the Motion and the Report and Recommendation will be approved by the Court, at which time a global settlement note for the balance of settlement amount will be issued for the benefit of the claimants.

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

ITEM 8B.

      None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND OFFICERS

      Set forth below is the name, age as of December 31, 2006, position and a brief account of the business experience of each of our executive officers and directors:

NAME                          AGE     POSITION
--------------------------------------------------------------------------------
Joseph Frattaroli             44      President, Acting Chief Executive Officer
                                      and Chief Financial Officer
Stephen Carter, Ph.D.         54      Vice President, Chief Scientific Officer,
                                      Director
Robert E. Anderson            51      Director, Chairman of the Board (2), (4)
Ronald Guerriero              63      Director (1), (3), (4)
D'Anne Hurd                   56      Director (1), (2), (3), (4)
Bruce A. Shear                52      Director (1), (4)
Brian J. Strasnick, Ph.D.     53      Director (2), (3), (4)
----------

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

      STEPHEN G. CARTER, Ph.D. - Dr. Carter has served as the Company's Chief Scientific Officer since June 2003. He has served as a member of its Board of Directors since June 2003. From September 1999 to the present, Dr. Carter has also served as Chief Scientific Officer of BioChemics.

      ROBERT E. ANDERSON - Mr. Anderson has served as a member of the Company's Board of Directors since June 2003 and has been the Chairman of the Board since September 17, 2004. From January 1998 to the present, Mr. Anderson has been a self-employed consultant and investor. Mr. Anderson has also served as a director of BioChemics since 2003.

      RONALD GUERRIERO - Mr. Guerriero was appointed to the Company's Board of Directors on September 17, 2004. From March 2004 to the present he has served as Executive Director of the Research Accelerator Program for Partners HealthCare System, a non-profit consortium of major hospitals in the Boston area. From 1998 to 2004, he served as President of Bridge Management Group, a company that specializes in management of medium sized technology companies, where he served as Chief Executive Officer for four companies. He also serves as an adjunct faculty member at the Carroll School of Management at Boston College.

      D'ANNE HURD - Ms. Hurd was appointed to the Company's Board of Directors on September 17, 2004. From July 2005 to the present and from January 2004 to January 2005, Ms. Hurd has served as an independent business/legal consultant to several companies. Since January 2006, Ms. Hurd has been the Vice President of Business Development for Gateway Park and General Counsel for Worcester Polytechnic Institute. From January 2005 to March 2005, she served as a financial consultant and from March 2005 to June 2005 as Senior Vice President, Chief Financial Officer and Treasurer of NMS Communications, Inc., a publicly traded provider of technologies for mobile applications and infrastructure. From March 2001 to January 2004, Ms. Hurd was Chief Financial Officer and General Counsel of StarBak Communications Inc., a company specializing in video communications technology, and its predecessor company, Vividon, Inc. From July 1999 to March 2001, Ms. Hurd was Chief Financial Officer and General Counsel of NaviPath, Inc., a former CMGI operating company providing internet access to internet service providers. From 1993 to the present, she has served as a director and chairman of the audit committee for Data Translation, Inc., a company specializing in the design of analog to digital technology.

      BRUCE A. SHEAR - Mr. Shear has served as a member of the Company's Board of Directors since June 2003. Since 1980, Mr. Shear has served as the President and Chief Executive Officer of PHC, Inc., a publicly traded behavioral health company, which he co-founded in 1979. Mr. Shear has served on the Board of Governors of the Federation of American Health Systems for over 15 years.

      BRIAN J. STRASNICK, Ph.D. - Dr. Strasnick has served as a member of the Company's Board of Directors since June 2003. Dr. Strasnick is the founder, Chairman, President and Chief Executive Officer of Willow Laboratories, which is engaged in the business of drug testing, serving in those positions since September 1995. Dr. Strasnick has provided behavioral healthcare and pharmacological services as a practitioner for over 18 years. Dr. Strasnick has also served on the Board for the Drug and Alcohol Testing Industry Association, or DATIA.

SIGNIFICANT EMPLOYEE

      JOHN MASIZ - Mr. Masiz, age 47, has served as the Chairman and Chief Executive Officer of BioChemics since 1989. From the inception of the Company in January 2004 until August 2004, he served as the Chairman, Chief Executive Officer and President of the Company. Since August 2004, Mr. Masiz has devoted approximately 70% of his time as an employee of the Company providing strategic consulting services regarding matters including sales, marketing and business development. Mr. Masiz may be deemed to be a "Significant Employee" of the Company within the meaning of the federal securities laws; he is not an executive officer of the Company.

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

THE BOARD OF DIRECTORS

      The Board of Directors oversees the business affairs of the Company and monitors the performance of management. The Board of Directors held three meetings during the fiscal year ended December 31, 2006. During the 2006 fiscal year, all Board members attended 75% or more of the aggregate of (1) the total number of Board meetings held during the period he or she was a director and (2) the total number of meetings of the committee(s) of the Board on which the director serves. Currently, the Board consists of six members: Robert E. Anderson, Stephen G. Carter, Ronald Guerriero, D'Anne Hurd, Bruce A. Shear and Brian J. Strasnick. Robert Anderson is the Chairman of our Board of Directors. In addition, the Board has appointed Mr. Guerriero as the lead independent director.

COMMITTEES OF THE BOARD

      The Board of Directors has designated three standing committees: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee.

      AUDIT COMMITTEE. The Audit Committee is responsible for making recommendations to the Board of Directors concerning the selection and engagement of independent accountants and for reviewing the scope of the annual audit, audit fees, results of the audit and auditor independence. The Audit Committee also reviews and discusses with management and the Board of Directors such matters as accounting policies, internal accounting controls and procedures for preparation of financial statements. Its membership is currently comprised of Ms. Hurd (Chairwoman), Mr. Guerriero and Mr. Shear. The Audit Committee held five meetings during the year ended December 31, 2006. On January 19, 2005, the Board of Directors amended and revised our Audit Committee Charter in order to incorporate certain updates in light of the most recent regulatory developments, including the Sarbanes-Oxley Act of 2002. A copy of the current Audit Committee Charter, which we filed as an exhibit to the Company's Current Report on Form 8-K, filed January 25, 2005 with the SEC (the "January 2005 Form 8-K") is available on the Company's website, WWW.VASOACTIVE.US. The Audit Committee Charter is reviewed annually.

      In October 2005, the Board of Directors determined that Ms. Hurd, the Chairwoman of the Audit Committee, is an "audit committee financial expert" within the meaning of applicable regulations adopted by the SEC.

      Because the Company is not listed on a national securities exchange, the Company is required to adopt a standard for the independence of its Audit Committee members used by a national securities exchange of its choice. The Company has adopted the independence standards for Audit Committee members of the American Stock Exchange ("AMEX"). The Board of Directors has determined that all members of the Audit Committee are "independent" under the AMEX independence standards.

      COMPENSATION COMMITTEE. The Compensation Committee reviews and approves the compensation for executive employees. Its membership is currently comprised of Messrs. Guerriero (Chairman) and Strasnick and Ms. Hurd. The Compensation Committee held two meetings during the year ended December 31, 2006. A copy of the current Compensation Committee Charter is available on the Company's website, WWW.VASOACTIVE.US, and was also filed as an exhibit to the January 2005 Form 8-K.

      NOMINATING AND CORPORATE GOVERNANCE COMMITTEE. The Board of Directors established the Nominating and Corporate Governance Committee in December 2004 for the purposes of identifying individuals qualified to become Board members and to recommend that the Board select these individuals as nominees for election to the Board at the next annual meeting of the Company's stockholders, and developing and recommending to the Board a set of effective corporate governance policies and procedures applicable to the Company. The Nominating and Corporate Governance Committee held no meetings during the year ended December 31, 2006. Its membership is currently comprised of Ms. Hurd (Chairwoman) and Messrs. Guerriero and Strasnick. The charter of this Committee is available on the Company's website, WWW.VASOACTIVE.US, and was also filed as an exhibit to the January 2005 Form 8-K.

      Because the Company is not listed on a national securities exchange, the Company is required to adopt a standard for the independence of its Nominating and Governance Committee members used by a national securities exchange of its choice. The Company has adopted the independence standards for Nominating and Corporate Governance Committee members of AMEX. The Board of Directors has determined that all members of the Nominating and Corporate Governance Committee are "independent" under the AMEX independence standards.

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

POLICY REGARDING DIRECTOR NOMINATIONS BY STOCKHOLDERS

      GENERALLY. The Board of Directors will consider all director candidates recommended to the Nominating and Corporate Governance Committee (the "Nominating Committee") by stockholders owning at least five percent (5%) of the Company's outstanding shares of capital stock at all times during the year preceding the date on which the recommendation is made that meet the qualifications established by the Board.

      DIRECTOR MINIMUM QUALIFICATIONS. Set forth below are the minimum qualifications that the Nominating Committee believes are needed to effectively serve as a Company director:

      o Each director nominee is evaluated in the context of the full Board's qualifications as a whole, with the objective of establishing a Board that can best perpetuate the success of the Company's business and represent stockholder interests through the exercise of sound judgment. Each director nominee will be evaluated considering the relevance to the Company of the director nominee's respective skills and experience, which must be complimentary to the skills and experience of the other members of the Board.
      o Director nominees must possess a general understanding of marketing, finance and other elements relevant to the success of a publicly-traded company in today's business environment, and an understanding of the Company's business on an operational level.
      o Each director may be assigned committee responsibilities. A director nominee's educational and professional backgrounds must be consistent with the director nominee's committee assignment (e.g., director nominees who will be assigned to the Audit Committee must be financially literate as may be defined within the Audit Committee Charter).
      o Director nominees must demonstrate a willingness to devote the appropriate time to fulfilling Board duties.
      o Director nominees shall not represent a special interest or special interest group whose agenda is inconsistent with the Company's goals and objectives or whose approach and methods are inconsistent with what the Board believes is in the best interest of the Company's stockholders.
      o Director nominees shall not be a distraction to the Board, nor shall a director nominee be disruptive to the achievement of the Company's business mission, goals and objectives.

      PROCEDURES FOR STOCKHOLDER NOMINATIONS. Set forth below are the procedures by which a stockholder may recommend a Board of Directors nominee to the Nominating Committee:

      o Stockholder nominations must include all of the information described below and must be received by the 120th calendar day before the date of the Company's proxy statement released to stockholders in connection with the previous year's annual meeting to be considered for the next scheduled annual meeting of stockholders.
      o Stockholder nominations must be in writing and submitted via registered mail or overnight delivery service to the Committee Chairman at the Company's corporate headquarters address.
      o Supporting documentation must be submitted that allows the Committee to verify ownership by the nominating stockholder of at least five percent (5%) of the Company's outstanding shares at all times during the immediately preceding year from the date of the recommendation.
      o The stockholder must submit an affidavit from the director nominee stating that if elected, the director nominee is willing and able to serve on the Company's Board for the full term to which the director nominee would be elected. The affidavit must also acknowledge that the director nominee is aware of, has read and understands the Company's Code of Ethics and Board of Director Committee Charters (collectively, the "Corporate Governance Documents"), and further that the director nominee acknowledges that, if elected, the director nominee is subject to and will abide by the Corporate Governance Documents.

      o The stockholder must submit documentation as to the director nominee's qualifications, which at a minimum must include:

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

      o The stockholder must submit any additional information required to be included in the Company's proxy statement for director nominees which determination will be made by the Company in its sole and absolute discretion (including, without limitation, information regarding business experience, involvement in legal proceedings, security ownership and transactions with the Company or management).
      o The information submitted by the stockholder must include complete contact information for the submitting stockholder and the director nominee.

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

DIRECTOR ATTENDANCE AT ANNUAL MEETINGS

      The Company encourages all Board members to make every effort to attend annual meetings of stockholders. The Company, however, recognizes that unavoidable scheduling conflicts and special individual circumstances may prevent directors from attending these meetings. The Company did not hold an annual meeting during the year ended December 31, 2006.

CODE OF ETHICS

      On January 25, 2005, the Company adopted a Code of Ethics which applies to directors and executive officers, such as our principal executive officer, principal financial officer, controller, and persons performing similar functions. The Company filed a copy of the code as an exhibit to the January 2005 Form 8-K. You may view and obtain a copy of the code by visiting the Company's website, WWW.VASOACTIVE.US. Alternatively, upon written request, the Company will mail to you a copy of the code at no charge. Please mail your request to the Company, Attention: Mr. Joseph Frattaroli.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership of equity securities with the SEC. Officers, directors, and greater than ten percent stockholders are required by the SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file.

      Based solely upon a review of Forms 3 and Forms 4 furnished to the Company pursuant to Rule 16a-3 under the Exchange Act during the Company's most recent fiscal year, and Forms 5 with respect to the Company's most recent fiscal year, we believe that all such forms required to be filed pursuant to Section 16(a) were timely filed as necessary by the executive officers, directors, and security holders required to file same during the fiscal year ended December 31, 2006.

ITEM 10.  EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

The following table sets forth information regarding the compensation earned by our Acting Chief Executive Officer and each of our most highly compensated executive officers whose aggregate annual salary and bonus exceeded $100,000 for each of the years indicated with respect to services rendered by such persons.

Name and Principal        Year    Salary       Bonus  Stock Awards    Option     Non-Equity     Nonqualified    All other    Total
Position                            ($)          ($)        ($)      Awards(3)  Incentive Plan    Deferred     compensation   ($)
                                                                       ($)      Compensation    Compensation       ($)
                                                                                    ($)           Earnings
                                                                                                     ($)

Joseph Frattaroli,        2006  $175,000(1) $     -   $      -     $      -    $      -          $     -       $     -      $175,000
President, Acting Chief
Executive Officer and
Chief Financial Officer   2005  $108,300(1) $50,000   $     -      $17,250     $     -           $     -       $            $175,550

Dr. Stephen G. Carter,    2006  $ 140,000   $    -    $     -      $     -     $     -           $     -       $  -         $    -
Chief Scientific Officer
(2)
                          2005  $ 140,000   $    -    $    -       $     -     $     -           $     -       $  -         $     -

------------------------------------------------------------------------------------------------------------------------------------

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

(2) Dr. Carter began his employment with the Company in June 2003 as Chief Scientific Officer. See "Employment Agreements and Arrangements" below for additional information.

(3) Represents share-based compensation expense incurred for the year ended December 31, 2006 as well as prior fiscal years, computed in accordance with SFAS 123R. The amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions related to the calculation of the valuation, see the portion of Footnote 2 to the Financial Statements for the fiscal year ended December 31, 2006, accompanying this Annual Report, captioned "Stock Based Compensation".


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

      If the Board terminates Mr. Masiz without cause or if he terminates his employment for good reason (other than within 12 months of a change in control), he will be paid his then-current base salary through the end of the employment period plus a pro-rata portion of any incentive compensation award that would have been payable to him had he remained employed at the end of that fiscal year. If Mr. Masiz terminates his employment for good reason within 12 months of a change in control, the Company will pay him a lump sum equal to two times his then-current annual base salary plus a pro-rata portion of any performance bonus that would have been payable to him had he remained employed at the end of the fiscal year. Mr. Masiz's obtaining new employment will not result in the reduction or cancellation of any payments or benefits owed to him by the Company.

      A "change of control" with respect to the Company occurs if: (i) an individual or entity (other than a BioChemics affiliate) acquires control of 30% or more of the voting power of the outstanding capital stock of the Company;
(ii) BioChemics no longer has the right to designate at least 50% of the members of the Board; (iii) a majority of the Board members as of the date of the employment agreement change under certain circumstances; (iv) the Company sells all or substantially all of its assets; or (v) the Company is the non-surviving party in a merger.

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

     JOSEPH FRATTAROLI. In February, 2005, the Board of Directors approved the appointment of Mr. Frattaroli as the Company's President and Acting Chief Executive Officer and Chief Financial Officer, at an annual base salary of $115,000, plus a guaranteed 2005 bonus of $60,000, paid on a weekly basis, commencing March 1, 2005. Commencing March 2006 Mr. Frattaroli's annual salary was increased to $175,000. Mr. Frattaroli does not have a written employment agreement.

                   OUTSTANDING EQUITY AWARD AT FISCAL YEAR-END

The following table provides information concerning unvested options, unexercised options, and equity incentive plan awards for each of our named executive officers as of December 31, 2006.

                                      OPTION AWARDS                                             STOCK AWARDS
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                           Equity
                                                                                                             Equity      Incentive
                                                                                                            Incentive       Plan
                                                                                                              Plan         Awards:
                                                   Equity                                                    Awards:      Market or
                                                  Incentive                                                 Number of      Payout
                                                 Plan Awards:                                     Market    Unearned      Value of
                                                  Number of                          Number of   Value of    Shares,      Unearned
                      Number of     Number of     Securities                         Shares or   Shares or  Units or      Shares,
                      Securities    Securities    Underlying                          Units of    Units of    Other       Units or
                      Underlying   Underlying    Unexercised    Option               Stock that  Stock that Rights that Other Rights
                     Unexercised   Unexercised     Unearned    Exercise    Option     have not    have not   have not    that have
                     Options (#)   Options (#)      Option       Price    Expiration   Vested      Vested     Vested     not Vested
        Name         Exercisable  Unexercisable      (#)          ($)       Date        (#)         ($)         ($)          ($)

Joseph Frattaroli,
President, Acting                                               150,000   150,000 on
Chief Executive                                                 @ $0.50    4-1-2015
Officer and Chief                                              90,000 @   90,000 on
Financial Officer      190,000       50,000                      $1.67    12-15-2014      -          -           -            -

Dr. Stephen G. Carter,
Chief Scientific
Officer                225,000          -              -         $1.67    2-13-2014       -          -           -            -
------------------------------------------------------------------------------------------------------------------------------------


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


      As of December 31, 2006, none of the options granted under the Plan had been exercised. As of that date, options to purchase 1,095,000 shares of Class A Common Stock were outstanding under the Plan, and 1,005,000 additional shares of Class A Common Stock remained available for grants or awards under the Plan.

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


      The Company records the annual director stipend and annual committee membership stipend in quarterly installments at the beginning of each calendar quarter. Each Board member is reimbursed for all reasonable expenses related to attendance at Board or committee meetings. The Board has elected to waive its fees for attendance at board meetings held during 2006.

The following table sets forth the compensation paid to our then existing directors for the fiscal year ending December 31, 2006.

          Name            Fees Earned or    Stock Awards   Option Awards     Non-Equity      Nonqualified      All Other      Total
                            Paid in Cash        ($)             ($)         Incentive Plan     Deferred      Compensation      ($)
                                ($)                                          Compensation    Compensation         ($)
                                                                                 ($)           Earnings
                                                                                                 ($)


Robert E. Anderson            $10,000            -               -                -               -                -         $10,000
Ronald Guerriero              $12,500            -               -                -               -                -         $12,500
D'Anne Hurd                   $15,000            -               -                -               -                -         $15,000
Bruce A. Shear                $10,000            -               -                -               -                -         $10,000
Brian J. Strasnick, Ph.D      $12,500            -               -                -               -                -         $12,500
------------------------------------------------------------------------------------------------------------------------------------

2003 NON-EMPLOYEE DIRECTOR COMPENSATION PLAN

      The 2003 Non-Employee Director Compensation Plan (the "Director Plan") was adopted in August 2003. Non-employee directors are eligible to participate in the Director Plan. The purpose of the Director Plan is to assist the Company in attracting and retaining highly qualified individuals to serve as directors of the Company by providing them with a performance incentive as a result of stock ownership in the Company.

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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of April 10, 2007 by (i) each director of the Company; (ii) each executive officer of the Company; (iii) all executive officers and directors of the Company as a group; and (iv) each stockholder known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Class A Common Stock or Class B Common Stock. In compiling the table, the Company has relied upon information supplied by such persons and upon information contained in SEC filings. On April 10, 2007, 5,828,604 shares of Class A Common Stock were outstanding and 4,500,000 shares of Class B Common Stock were outstanding.

      Under applicable rules of the Securities Exchange Act of 1934 (the "Exchange Act"), a person is deemed to beneficially own shares of Common Stock if that person directly or indirectly has or shares voting power or investment power with respect to those shares. Except as indicated in the footnotes to the table, the individuals and entities named in the table have sole voting and investment power with respect to all shares of Common Stock that they respectively own beneficially.

      Under applicable Exchange Act rules, a person is also deemed to beneficially own shares which the person has the right to acquire within sixty
(60) days. For example, on April 10, 2007, if an individual owns options to acquire 1,000 shares of Class A Common Stock and those options are or would be exercisable on or before June 9, 2006, that individual will also be deemed to own those 1,000 shares of Class A Common Stock as of April 10, 2007.

      Because each share of Class B Common Stock is convertible at any time into one share of Class A Common Stock, under Exchange Act rules holders of Class B Common Stock are deemed to own beneficially an equal number of shares of Class A Common Stock. All outstanding shares of Class B Common Stock are held by BioChemics.

      Unless otherwise noted, the address for each person is: Vaso Active Pharmaceuticals, Inc., 99 Rosewood Drive, Suite 260, Danvers, Massachusetts 01923.


                                                               CLASS A COMMON STOCK         CLASS B COMMON STOCK
                                                            --------------------------   --------------------------
                                                               NUMBER        PERCENT        NUMBER         PERCENT
NAME OF BENEFICIAL OWNER                                     OF SHARES       OF CLASS     OF SHARES       OF CLASS
---------------------------------------------------------   -----------     ----------   -----------     ----------
   Robert E. Anderson                                          126,000(1)         2.1%             0              *

   BioChemics, Inc.                                          4,500,000(2)        43.6%     4,500,000           100%

   Stephen G. Carter, Ph.D.                                    225,000(3)         3.7%             0              *

   Joseph Frattaroli                                           240,000(4)         4.0%             0              *



   Ronald Guerriero                                             35,000(5)            *             0              *

   D'Anne Hurd                                                  30,000(6)            *             0

   John Masiz                                                4,800,000(7)        45.2%     4,500,000(8)       100%



   Bruce A. Shear                                               90,000(9)         1.5%             0             *

   Brian Strasnick, Ph.D.                                      154,233(10)        2.6%             0             *

   Directors and executive officers as a group                 900,233(11)       15.0%             0             *
   (7 persons)

--------------

* Represents less than 1%.

(1) Consists of 36,000 shares of Class A Common Stock and 90,000 shares of Class A Common Stock issuable upon exercise of director options.

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

(4) Consists of 240,000 shares of Class A Common Stock issuable upon exercise of employee options.

(5) Consists of 5,000 shares of Class A Common Stock and 30,000 shares of Class A Common Stock issuable upon exercise of director options.

(6) Consists of 30,000 shares of Class A Common Stock issuable upon exercise of director options.

(7) Consists of 300,000 shares of Class A Common Stock issuable upon exercise of employee options and 4,500,000 shares of Class B Common Stock owned by BioChemics deemed to be beneficially owned by Mr. Masiz.

(8) Consists of 4,500,000 shares of Class B Common Stock deemed to be beneficially owned by Mr. Masiz as a result of his being the controlling stockholder of BioChemics. Mr. Masiz's ownership of approximately 83% of the outstanding capital stock of BioChemics permits him to control the election of all of Biochemics' directors. Mr. Masiz disclaims beneficial ownership of all shares listed as beneficially owned by BioChemics except to the extent of his pecuniary interest therein. The 4,500,000 shares of Class B Common Stock deemed beneficially owned by Mr. Masiz are also deemed beneficially owned by BioChemics.

(9) Consists of 90,000 shares of Class A Common Stock issuable upon exercise of director options.

(10) Consists of 64,233 shares of Class A Common Stock and 90,000 shares of Class A Common Stock issuable upon exercise of director options.

(11)  See Notes 1-10 above.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
          INDEPENDENCE

POLICY REGARDING RELATED PARTY TRANSACTIONS

      Any transactions between the Company and its officers, directors, principal stockholders or affiliates are required to be on terms no less favorable to us than could reasonably be obtained in arm's-length transactions with independent third parties, and any such transaction must also be approved by a majority of our outside independent directors disinterested in the transaction. In addition, under our Code of Ethics, all related-party transactions must be reviewed and approved by the Audit Committee of our Board of Directors.

RELATIONSHIP WITH BIOCHEMICS GENERALLY

      BioChemics owns all issued and outstanding shares of the Company's Class B Common Stock. Because the Class B Common Stock has three (3) votes per share, BioChemics controls approximately 70% of the total votes entitled to be cast at the Meeting. Our former Chairman, Chief Executive Officer and President, John Masiz, who is presently an employee of the Company, is also the Chairman, Chief Executive Officer, President and controlling stockholder of BioChemics. Mr. Masiz owns approximately 83% of the outstanding capital stock of BioChemics.

      In addition, Robert Anderson, the Company's Chairman of the Board, serves as a director of BioChemics, and Stephen Carter, a Company director and its Chief Scientific Officer, serves as the Chief Scientific Officer of BioChemics. In 2006, the Company made, and expects to make in 2007, payments in excess of five percent of the Company's 2006 gross revenues to BioChemics.

PRIVATE PLACEMENT OF SECURITIES IN 2003

      In a private placement in April 2003, the Company issued subordinated 10% convertible pay-in-kind promissory notes in the aggregate principal amount of $500,000 to accredited investors, including a Company director, Dr. Strasnick, who purchased notes in the principal amount of $50,000. Upon the consummation of the Company's initial public offering in December 2003, all of the notes were converted into shares of Class A Common Stock at a conversion price of $0.83 per share, which resulted in the issuance of approximately 600,000 shares of Class A Common Stock by the Company to the holders of these notes. Dr. Strasnick received 64,233 shares of Class A Common Stock upon the conversion of the notes he held.

LICENSE AGREEMENT WITH BIOCHEMICS

      The Company has entered into a license agreement with BioChemics, dated as of February 1, 2003, under which the Company has a worldwide, exclusive right to use and practice certain patents owned by BioChemics relating to transdermal drug delivery technology. Under this agreement, the Company has the right to sell, market and commercialize all products ("OTC Products") that (i) utilize and incorporate the BioChemics' patents and know-how; (ii) are classified by the FDA as over-the-counter products, and (iii) require less than $1.0 million of clinical development. Specifically excluded from the license are certain diabetic products developed by BioChemics, products used by dermatologists to treat cosmetic conditions, and products used or marketed to the animal health care industry.

      In exchange for the granting of the license, the Company issued 4,500,000 shares of our Class B Common Stock to BioChemics as a license fee with a deemed value equal to the par value of such shares or $150. This is a one-time license fee. No royalties are payable to BioChemics under the license agreement.

      With respect to the licensed patents, this agreement will terminate on the expiration date of the last of the licensed patents to expire. With respect to licensed non-patented technology, this agreement will have an initial term of ten (10) years, and will be automatically renewed for successive terms of two
(2) years. The Company may terminate the license agreement upon providing ninety
(90) days' prior written notice of termination to BioChemics.

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

      Pursuant to an amendment to the license agreement, dated as of July 2, 2003, the trademarks "Osteon" and "PENtoCORE" were licensed to the Company by BioChemics, subject to quality control standards to be set by BioChemics. In addition, this amendment provides that all revenue related to the "deFEET" (now known as "Termin8") mark owned by BioChemics, though not licensed to the Company, will be paid to the Company, and that the Company will bear all costs associated with the sale and marketing of the product bearing the mark.

MANUFACTURING AGREEMENT

      The Company entered into a manufacturing and development agreement, dated as of February 1, 2003, with BioChemics with respect to the manufacturing and development of the Company's OTC products. Under this agreement, BioChemics researches, develops and manufactures, or contracts for the manufacture of, OTC products as the Company may request from time to time. For example, BioChemics has conducted research for the Company in the form of pre-clinical studies utilizing animals and the Company has paid BioChemics for this research.

      For the described services, the Company pays BioChemics a fee equal to BioChemics' costs plus 10%. As permitted by the agreement, BioChemics retains an unaffiliated company to manufacture the OTC products. The agreement has an initial term of five years and will be automatically renewed for one additional year so long as the agreement has not been terminated earlier in accordance with its terms.

      The Company does not currently, nor does it intend in the future, to engage in the manufacture of, or conduct any research and development with respect to, any of the Company's products. However, if BioChemics is unwilling or unable to meet its obligations under the agreement to the Company, the Company has the right to retain outside third parties to manufacture its products although the Company may not terminate the agreement with BioChemics for this breach.

      During 2006 and 2005, research and development costs incurred under this agreement were approximately $4,191 and $287,600, respectively, and manufacturing costs incurred under this agreement were approximately $142,387 and $24,000, respectively.

OFFICE SPACE AND ADMINISTRATIVE SUPPORT

      The Company presently maintains its principal corporate offices on premises that it shares with BioChemics. The Company does not have a lease agreement with BioChemics. During 2006and 2005, the Company recorded approximately $54,000 and $44,000, respectively, in rent expense for this facility.

      BioChemics and the Company entered into an administrative services agreement, dated as of September 1, 2003. Under this agreement, BioChemics provides the Company with administrative support services, including accounting and tax services; utilities; office, warehouse and storage space; and computer services and equipment, as reasonably requested by the Company.

      The Company pays BioChemics a fee equal to BioChemics' cost plus 10%. The initial term of this agreement is five years and will be automatically renewed on each anniversary date for an additional period of twelve months unless sooner terminated in accordance.

      During each of 2006 and 2005, the Company paid BioChemics approximately $46,000 for these services.

REGISTRATION RIGHTS AGREEMENT

      The Company entered into a registration rights agreement with BioChemics in March 2003 under which the Company has granted to BioChemics, or its permitted transferees, as holders of shares of Class A Common Stock issuable upon conversion of the Class B Common Stock held by BioChemics, rights with respect to registration of these shares under the Securities Act of 1933 (the "Securities Act"). Subject to limitations set forth in the registration rights agreement, holders of the securities may require the Company, at its expense, to file one registration statement under the Securities Act with respect to the public resale of the securities. If the Company proposes to register any of its securities under the Securities Act, either for its own account or for the account of other security holders, BioChemics or its permitted transferees are entitled to notice of the registration and are entitled, subject to certain conditions and limitations, to include, at Company expense, their shares in the registration. In addition, BioChemics has agreed to subordinate its registration rights to those held by the investors in the Company's August 2005 private financing. All registration expenses, as specified in the registration rights agreement, must be borne by the Company and all expenses relating to the sale of the securities registered must be borne by BioChemics or the other holder of the securities being registered.

OTHER TRANSACTIONS WITH BIOCHEMICS

      BioChemics made cash advances in 2003 in the amount of $518,200 to cover Company deficits. The Company subsequently repaid the advances. During 2006 Biochemics provided net working capital in the form of cash advances to the Company and payment of Company expenses in the amount of $862,116 under a verbal agreement. Biochemics has continued and is expected to continue to provide working capital although it is under no obligation to do so. There can be no assurances that Biochemics can or will be able to continue to provide such support and no assurance that the Company will be able to obtain other such cash advances in the event that Biochemics becomes unable or unwilling to continue to support the Company.

CERTAIN RELATIONSHIPS

      ROBERT E. ANDERSON. The Chairman of the Board of the Company, Mr. Anderson, has been a director of BioChemics since 2003 and is the holder of three convertible promissory notes issued by BioChemics, dated August 19, 2000, September 18, 2000, and December 14, 2000 respectively.

      These notes are convertible into approximately 338,000 shares of BioChemics' common stock, which represents approximately 5.7% ownership of BioChemics. BioChemics is in default under these notes. See the BioChemics-related discussion contained in the "Business-Risk Factors" section of this report.

      Mr. Anderson does not receive any compensation as a director or otherwise from BioChemics.

      JOSEPH FRATTAROLI. Mr. Frattaroli, the Company's acting Chief Executive Officer, President and Chief Financial Officer, directly owns 195,000 shares of BioChemics common stock. In addition, Mr. Frattaroli indirectly owns 90,000 shares of BioChemics common stock held by a corporation which had provided accounting services to BioChemics during the period of January 2002 through April 2003. The shares of BioChemics common stock owned directly and indirectly by Mr. Frattaroli represent approximately 5% ownership of BioChemics.

      STEPHEN CARTER. Dr. Carter, a director and Chief Scientific Officer of the Company, holds stock options that are exercisable for 300,000 shares of BioChemics common stock, representing approximately 5.1% ownership of BioChemics. Dr. Carter is also employed by BioChemics and receives a salary of $80,000 per year.

      DIRECTOR INDEPENDENCE

      Because the Company is not listed on a national securities exchange, the Company is required to adopt a standard for the independence of its directors used by a national securities exchange of its choice. The Company has adopted the independence standards for directors of the American Stock Exchange ("Amex"). The Board of Directors has determined that the following directors are "independent" under AMEX independence standards: Robert E. Anderson, Ronald Guerriero, D;Anne Hurd, Bruce A. Shear and Brian J. Strasnick.

ITEM 13.  EXHIBITS

(a) Exhibits.


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

            * Exhibit filed with this report.
           ** Management contract or compensatory plan.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The following table presents fees for professional audit services rendered by Stowe & Degon for the fiscal years 2006 and 2005:

                                 2006           2005
                             ------------   ------------

Audit                        $     74,850   $     73,675
Non-Audit                              --            --
Tax                                    --            --
All Other                           6,500            --
                             ------------   ------------

Total:                       $     81,350   $     73,675
                             ============   ============

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

TAX FEES

      Tax fees of $1,315 were paid during 2006 for preparation of the 2005 Company income tax returns. The tax services were not provided by our independent auditors.

ALL OTHER FEES

      Stowe & Degon billed us $6,500 in 2006 for work related to our amended registration statement we filed during 2006.

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

                                        VASO ACTIVE PHARMACEUTICALS, INC.


Date: April 18, 2007                    By: /s/ Joseph Frattaroli
                                            ---------------------
                                            Joseph Frattaroli
                                            Acting Chief Executive Officer
                                            Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


NAME                                     TITLE                         DATE

/s/ Joseph Frattaroli         Acting Chief Executive Officer      April 18, 2007
--------------------------       Chief Financial Officer
Joseph Frattaroli

/s/ Stephen Carter, Ph.D.    Vice President, Chief Scientific     April 18, 2007
--------------------------          Officer, Director
Stephen Carter, Ph.D.

/s/ Robert E. Anderson              Director, Chairman            April 18, 2007
--------------------------
Robert E. Anderson

/s/ Ronald Guerriero                     Director                 April 18, 2007
--------------------------
Ronald Guerriero

/s/ D'Anne Hurd                          Director                 April 18, 2007
--------------------------
D'Anne Hurd

/s/ Bruce A. Shear                       Director                 April 18, 2007
--------------------------
Bruce A. Shear

/s/ Brian J. Strasnick                   Director                 April 18, 2007
--------------------------
Brian J. Strasnick, Ph.D.

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

Statements of Cash Flows for the Years Ended
   December 31, 2006 and 2005.                                               F-6

Notes to the Financial Statements                                            F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Vaso Active Pharmaceuticals, Inc.:

      We have audited the accompanying balance sheet of Vaso Active Pharmaceuticals, Inc. (the "Company") as of December 31, 2006 , and the related statements of operations, stockholders' equity (deficiency), and cash flows for each of the two years ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ STOWE & DEGON
-----------------

Worcester, MA
April 2, 2007

VASO ACTIVE PHARMACEUTICALS, INC.
BALANCE SHEET

                                                                DECEMBER 31
                                                            -------------------
                                                                   2006
                                                            -------------------
                      ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                   $             8,627
Restricted cash                                                         136,319
Accounts receivable, net of allowance for doubtful
   accounts of $33,000                                                   30,446
Inventory                                                                93,608
Debt issuance costs                                                      68,713
Prepaid expenses                                                         26,650
                                                            -------------------
  TOTAL CURRENT ASSETS                                                  364,363

Property and equipment - net                                             38,794
                                                            -------------------
                                                            $           403,157
                                                            ===================
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accounts payable                                            $           637,427
Accrued compensation                                                    149,543
Other accrued expenses                                                   73,510
Obligations under capital leases - short-term portion                     2,510
Senior secured convertible notes, net of discount                     2,389,503
Notes payable                                                           870,000
Due to parent company                                                   941,621
Deferred revenue                                                         14,000
                                                            -------------------
  TOTAL CURRENT LIABILITIES                                           5,078,114

LONG-TERM LIABILITIES:
Obligations under capital leases - long-term portion                      9,111
                                                            -------------------
                                                                      5,087,225
                                                            -------------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY DEFICIENCY:
Preferred stock - $0.0001 par value; authorized
  10,000,000 shares; issued and outstanding, none                             -
Common stock - $0.0001 par value; authorized
  60,000,000 shares; issued and outstanding, 10,328,604                   1,033
Additional paid-in capital                                            8,858,178
Deferred compensation                                                   (64,411)
Accumulated deficit                                                 (13,478,868)
                                                            -------------------
  TOTAL STOCKHOLDERS' EQUITY DEFICIENCY                              (4,684,068)
                                                            -------------------
                                                            $           403,157
                                                            ===================


                       SEE NOTES TO FINANCIAL STATEMENTS.


                                      VASO ACTIVE PHARMACEUTICALS, INC.
                                           STATEMENTS OF OPERATIONS


------------------------------------------------------------------------------------------------------------
    YEAR ENDED DECEMBER 31                                                   2006                2005
------------------------------------------------------------------------------------------------------------
   Net revenues                                                        $         104,864   $          25,221
   Cost of revenues                                                              123,743              42,887
                                                                       -----------------   -----------------
     GROSS PROFIT (LOSS)                                                         (18,879)            (17,666)


   Costs and expenses:
     Marketing, advertising and promotion                                         69,635             318,964
     Selling, general and administrative(1)                                    1,902,842           2,627,731
     Research and development(1)                                                   4,911             342,482
     Stock based compensation                                                     60,404               5,491
     Legal settlement                                                                  -             885,000
                                                                       -----------------   -----------------

       Loss from operations                                                   (2,056,671)         (4,197,334)

   Interest expense                                                             (788,039)           (292,532)
   Interest income                                                                 4,204              25,000
   Other expense                                                                    (350)               (353)
                                                                       -----------------   -----------------

   Net loss                                                            $      (2,840,856)  $      (4,465,219)
                                                                       =================   =================

   Net loss per share - basic and diluted (Note 2)                     $           (0.28)  $           (0.43)
                                                                       =================   =================

   Weighted average shares outstanding - basic and
     diluted (Note 2)                                                         10,328,604          10,328,604
                                                                       =================   =================

(1) Includes stock-based compensation expense as follows:


Selling, general and administrative                                    $         189,578   $          15,556
Research and development                                                               -              54,912
                                                                       -----------------   -----------------

Total                                                                  $         189,758   $          70,468
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
                                           ==========   =========  ============  ============   =============   =============

                                            SEE NOTES TO THE FINANCIAL STATEMENTS.



                                       VASO ACTIVE PHARMACEUTICALS INC.
                                           STATEMENTS OF CASH FLOWS



------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31                                                       2006                2005
------------------------------------------------------------------------------------------------------------
   CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                            $      (2,840,856)  $      (4,465,219)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation of equipment                                                    15,008              13,147
     Amortization of discount and issuance costs related to
     convertible notes                                                           537,631             198,571
     Stock-based compensation                                                    249,982              70,468
     Bad debt reserve                                                             33,000                   -
       Inventory reserves                                                         60,000              27,049
     Accrued legal settlement                                                    (15,000)            885,000
     Increase (decrease) in cash from change in:
       Accounts receivable                                                       (62,818)                260
       Inventories                                                              (138,644)             98,283
       Prepaid expenses                                                           50,304             (47,959)
       Accounts payable                                                          235,759             (72,701)
       Accrued compensation                                                      131,524             (25,785)
       Other accrued expenses                                                    (78,213)             35,678
       Deferred revenue                                                           14,000                   -
                                                                       -----------------   -----------------
         Net cash provided by (used in) operating activities                  (1,808,323)         (3,283,028)
                                                                       -----------------   -----------------

   CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to restricted cash                                                        -            (385,901)
   Decreases to restricted cash                                                  249,582                   -
   Purchase of property and equipment                                                  -             (14,063)
                                                                       -----------------   -----------------
         Net cash (used) in investing activities                                 249,582            (399,964)
                                                                       -----------------   -----------------

  CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of senior secured convertible notes                                        -           2,500,000
   Offering costs associated with the issuance of senior secured
   convertible notes                                                                   -            (352,155)
   Obligations under capital leases                                               (2,388)             (1,326)
   Due to/from parent company - net                                              862,116              68,725
                                                                       -----------------   -----------------
         Net cash provided by financing activities.                              859,728           2,215,244
                                                                       -----------------   -----------------

   NET DECREASE IN CASH AND CASH EQUIVALENTS                                    (699,013)         (1,467,748)
   CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                707,640           2,175,388
                                                                       -----------------   -----------------
   CASH AND CASH EQUIVALENTS, END OF PERIOD                            $           8,627   $         707,640
                                                                       =================   =================
   SUPPLEMENTAL DISCLOSURES:
     Interest paid                                                     $         250,409   $          51,336
     Income taxes paid                                                                 -                   -
   NONCASH DISCLOSURES:
     Accrued legal settlement converted into notes payable             $         870,000                   -
     Fair value of detachable warrants                                 $               -   $         563,438
     Issuance of capital leases to purchase property and equipment     $               -   $          15,335



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

      In September 2005, the Company and certain of its named officers and directors entered into an agreement to settle the Class Action. The parties to the agreement obtained the court's final approval of the settlement on December 14, 2005 and the orders approving the settlement and dismissing the action were entered on December 21, 2005. The time for filing appeals from the court's orders ran, and no appeals were filed. Under the terms of the settlement agreement, the Company, disclaiming any liability, caused to be paid into escrow for the benefit of the putative class $1,100,000 in cash. The Company's insurance carrier paid the $1,100,000 in exchange for a release of its liability under its insurance policy with the Company. Also under the settlement, the Company is to issue $750,000 face amount of 2-year 5% subordinated callable notes convertible at $1.75 per share (with full anti-dilution protection) (the "Settlement"). Of the $750,000 Settlement, a Settlement Note in the amount of $187,500 has already been issued to plaintiffs' counsel as part of their fee award as approved by the Court. The balance of the Notes are expected to be issued shortly because the Claims Administrator has completed its review and evaluation of claims submitted by putative class members and has prepared the Claims Administrator's report, including recommendations. The report has been submitted to the Court, together with a Motion for Distribution of the Class Settlement Fund. We anticipate that the Motion and the Report and Recommendation will be approved by the Court, at which time a global settlement note for the balance of settlement amount will be issued for the benefit of the claimants.

      Under the terms of the Derivative Action Agreement, Vaso Active and its named officers and directors agree, while disclaiming any liability, to institute or maintain previously instituted corporate governance changes including, among others:

     o Having at least one-half of the Board of Directors and two-thirds of all Committees of Vaso Active comprised of "independent directors" under American Stock Exchange standards of independence;

     o    Continuing to maintain a corporate governance committee;

     o Changes to the composition and policies and procedures of existing committees of the Board;

     o Review and approval of related party transactions by the appropriate committees.

      Vaso Active has agreed to pay to plaintiffs' counsel in the derivative suits a total of $15,000 in cash and $120,000 face amount of 2-year 5% subordinated callable notes convertible at $1.75 per share within 30 business days of final approval by the Court of the Derivative Action Agreement. In consideration of the corporate governance changes and this payment, the parties will fully and finally release and discharge all claims against each other.


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

      The tax effect of significant items comprising the Company's approximate net deferred tax assets at December 31, 2006 and 2005:

                                             2006               2005
                                        ---------------   ---------------

Deferred tax assets:
   Net operating loss carryforwards     $     5,216,000   $     3,628,000
   Accrued legal settlement                           -           356,000
                                        ---------------   ---------------

                                              5,216,000         3,984,000
                                        ---------------   ---------------

Valuation allowance                          (5,216,000)       (3,984,000)
                                        ---------------   ---------------

Net deferred tax assets                 $             -   $             -
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

                                                      WEIGHTED-
                                                       AVERAGE
                                       NUMBER OF       EXERCISE       AVERAGE
                                         SHARES         PRICE       FAIR VALUE

Outstanding, January 1, 2005             1,542,000           1.60
   Granted                                 150,000           0.50       0.35
   Exercised                                     -              -
   Forfeited                              (267,000)          1.19
                                      ------------   ------------

Outstanding, December 31, 2005           1,425,000   $       1.56

   Granted                                       -              -
   Exercised                                     -              -
   Forfeited                                     -              -
Outstanding, December 31, 2006           1,425,000   $       1.56
                                      ------------   ------------

Exercisable at December 31, 2006         1,217,500   $        1.54
                                      ============   ============

Exercisable at December 31, 2005           960,000   $       1.59
                                      ============   ============


               OUTSTANDING                                 EXERCISABLE
-----------------------------------------------   ------------------------------
                               WEIGHTED-AVERAGE
  NUMBER OF      RANGE OF       REMAINING LIFE     NUMBER OF    WEIGHTED-AVERAGE
   OPTIONS    EXERCISE PRICES     (IN YEARS)        OPTIONS      EXERCISE PRICE

    300,000        $0.50              8.2            250,000         $ 0.50
  1,125,000   $1.67 to $2.11          7.5            967,500           1.78
-------------                  ----------------   ------------------------------

  1,425,000                           7.6          1,217,500         $ 1.54
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