Form 10QSB
period 2007-03-31
VASO ACTIVE PHARMACEUTICALS INC
filed 2007-05-15
CIK 1232400

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant To Section 13 or 15(d) Of The Securities Exchange Act Of 1934.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

                                       OR

[ ] Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934.

For The Transition Period From __________ To __________

                        COMMISSION FILE NUMBER: 001-31925

                        VASO ACTIVE PHARMACEUTICALS, INC.
        (Exact name of small business issuer as specified in its charter)

                  DELAWARE                             02-0670926
        (State or other jurisdiction                 (IRS Employer
      of incorporation or organization)            Identification No.)

        99 ROSEWOOD DRIVE, SUITE 260
                DANVERS, MA                              01923
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

Common stock, Class A, $0.0001 par value        5,828,604 shares outstanding on May 11, 2007
Common stock, Class B, $0.0001 par value        4,500,000 shares outstanding on May 11, 2007

Transitional Small Business Disclosure Format    Yes [ ]  No [X]

                        VASO ACTIVE PHARMACEUTICALS, INC.

                              INDEX TO FORM 10-QSB

                                                                            Page

PART I. FINANCIAL INFORMATION

ITEM 1 - Condensed Financial Statements (unaudited):

Condensed Balance Sheets as of March 31, 2007 and December 31, 2006            3
Condensed Statements of Operations for the Three-month Periods
  Ended March 31, 2007 and 2006                                                4
Condensed Statements of Cash Flows for the Three-Month Periods
  Ended March 31, 2007 and 2006                                                5
Notes to the Condensed Financial Statements                                    6

ITEM 2 - Management's Discussion and Analysis                                 10

ITEM 3 - Controls and Procedures                                              17

PART II. OTHER INFORMATION

ITEM 6 - Exhibits                                                             17

Signatures                                                                    18

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


                                        VASO ACTIVE PHARMACEUTICALS, INC.
                                            CONDENSED BALANCE SHEETS


                                                                                 MARCH 31,         DECEMBER 31,
                                                                                    2007               2006
                                                                                ------------       ------------
                                                                                (UNAUDITED)
                                                     ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                       $      4,197       $      8,627
Restricted cash                                                                       73,342            136,319
Accounts receivable                                                                    8,724             30,446
Inventory                                                                             51,735             93,608
Debt issuance costs                                                                   17,178             68,713
Prepaid expenses                                                                      28,246             26,650
                                                                                ------------       ------------

         TOTAL CURRENT ASSETS                                                        183,422            364,363


Property and equipment - net                                                          35,042             38,794
                                                                                ------------       ------------
                                                                                $    218,464       $    403,157
                                                                                ============       ============

                                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
Accounts payable                                                                $    591,832       $    637,427
Accrued compensation                                                                 160,423            149,543
Other accrued expenses                                                                72,825             73,510
Obligations under capital leases - short-term portion                                  2,516              2,510
Senior secured convertible notes, net of discount                                  2,472,376          2,389,503
Notes payable                                                                        870,000            870,000
Due to parent company                                                              1,332,800            941,621
Deferred revenue                                                                      14,000             14,000
                                                                                ------------       ------------
         TOTAL CURRENT LIABILITIES                                                 5,516,772          5,078,114
                                                                                ------------       ------------

LONG-TERM LIABILITIES:
Obligations under capital leases - long-term portion                                   8,486              9,111
                                                                                ------------       ------------

Commitments and contingencies (Note 1)
                                                                                ------------       ------------
                                                                                   5,525,258          5,087,225
                                                                                ------------       ------------
STOCKHOLDERS' DEFICIENCY:
Preferred  stock - $0.0001 par value; authorized 10,000,000 shares;
issued and outstanding, none                                                              --                 --
Common stock - $0.0001 par value; authorized 60,000,000 shares;
issued and outstanding, 10,328,604 at March 31, 2007 and
December 31, 2006                                                                      1,033              1,033
Additional paid-in capital                                                         8,904,138          8,858,178
Deferred compensation                                                                (49,310)           (64,411)
Accumulated deficit                                                              (14,162,655)       (13,478,868)
                                                                                ------------       ------------

         TOTAL STOCKHOLDERS' DEFICIENCY                                           (5,306,794)        (4,684,068)
                                                                                ------------       ------------
                                                                                $    218,464       $    403,157
                                                                                ============       ============


                           See notes to the unaudited condensed financial statements.

                                                        3





                                    VASO ACTIVE PHARMACEUTICALS, INC.
                              UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                                     THREE-MONTH PERIOD ENDED MARCH 31,
                                                                     ----------------------------------
                                                                          2007                2006
                                                                     --------------      --------------
Net revenues                                                         $      13,273       $       5,543
Cost of revenues                                                             6,570              16,380
                                                                     --------------      --------------
         GROSS PROFIT                                                        6,703             (10,837)

Costs and expenses:
    Marketing, advertising and promotion                                    66,048              33,096
    Selling, general and administrative                                    412,354             525,221
    Research and development                                                   150                  --
    Stock based compensation                                                15,101              15,101
                                                                     --------------      --------------
    Loss from operations                                                  (486,950)           (584,255)

Interest income (expense), net                                            (196,837)           (194,385)
                                                                     --------------      --------------

NET LOSS                                                             $    (683,787)      $    (778,640)
                                                                     ==============      ==============

  Net loss per share - basic and diluted (Note 2)                    $       (0.07)      $       (0.08)
                                                                     ==============      ==============

Weighted average shares outstanding - basic and diluted (Note 2)        10,328,613          10,328,613


              Selling, general and administrative (2)                $      45,960              45,960
                                                                     ==============      ==============


                       See notes to the unaudited condensed financial statements.

                                                    4





                                    VASO ACTIVE PHARMACEUTICALS, INC.
                              UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                                     THREE MONTH PERIOD ENDED MARCH 31,
                                                                     ----------------------------------
                                                                          2007                2006
                                                                     --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                             $    (683,787)      $    (778,640)
Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation and amortization                                            3,752               3,752
    Stock-based compensation (Note 2)                                       61,061              61,059
    Amortization of discount and offering costs
      associated with convertible debt                                     134,408             134,406
    Increase (decrease) in cash from change in:
         Accounts receivable                                                21,722                (103)
         Inventory                                                          41,873            (189,749)
         Prepaid expenses                                                   (1,596)             49,855
         Accounts payable                                                  (45,595)             79,452
         Accrued compensation                                               10,880               8,655
         Other accrued expenses                                               (685)            (65,100)
                                                                     --------------      --------------
             Net cash used in operating activities                        (457,967)           (696,413)
                                                                     --------------      --------------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Decreases to restricted cash                                            62,977              62,879
                                                                     --------------      --------------
             Net cash used in investing activities                          62,977              62,879
                                                                     --------------      --------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Accrued legal settlement                                                        --             (15,000)
Repayment of capital lease obligations                                        (619)               (585)
    Increase in amount due to parent company                               391,179             183,853
                                                                     --------------      --------------
             Net cash provided by financing activities                     390,560             168,268
                                                                     --------------      --------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                        (4,430)           (465,266)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               8,627             707,640
                                                                     --------------      --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                             $       4,197       $     242,374
                                                                     ==============      ==============

SUPPLEMENTAL DISCLOSURES:

    Interest paid                                                          196,837             197,595
                                                                     ==============      ==============
Supplemental Disclosure of Non-Cash Activity

    Accrued legal settlement converted to notes payable              $          --             870,000
                                                                     ==============      ==============


                       See notes to the unaudited condensed financial statements.

                                                    5

                        VASO ACTIVE PHARMACEUTICALS, INC.

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


1.    INTERIM FINANCIAL STATEMENTS

      The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-QSB. Accordingly, certain information and footnote disclosure required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the financial statements and related notes of Vaso Active Pharmaceuticals, Inc. (the "Company") as reported in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The results of operations for the three months ended
March 31, 2007 may not be indica tive of the results that may be expected for the year ending December 31, 2007, or any other period.


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      GOING CONCERN - These financial statements have been prepared on the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. This assumption is presently in question and contingent upon the Company's ability to raise additional funds. Management is in the process of identifying various fund-raising strategies it will pursue in 2007. These strategies may include an additional private placement of the Company's equity securities. There are no assurances that Management will successfully execute such strategies.

      ACCOUNTS RECEIVABLE - Accounts receivable consist primarily of trade receivables from the sale of OTC pharmaceutical products. The allowance for doubtful accounts is based on the Company's assessment of the collectability of specific customer accounts and an assessment of economic risk as well as the aging of the accounts receivable. The Company's policy is to write-off uncollectible trade receivables after significant measures have failed to result in their collection. An allowance for doubtful accounts is established to represent the estimated uncollectible trade receivables. The allowance for doubtful accounts was $33,000 at March 31, 2007 and $33,000 at December 31, 2006.

      DUE TO PARENT - The Company reimburses certain administrative services provided by BioChemics as well as general overhead fees pursuant to agreements between the Company and BioChemics. The due to parent balance represents the net obligation from the Company to BioChemics at March 31, 2007 and December 31, 2006.

      REVENUE RECOGNITION - The Company recognizes revenue from product sales in accordance with accounting principles generally accepted in the United States of America, including the guidance in Staff Accounting Bulletin ("SAB") Bulletin No. 104 "Revenue Recognition" and Statement of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition When Right of Return Exists." Specifically, revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred, the price is fixed and determinable and collectability is reasonably assured.

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

      Revenue is not recognized unless collectability is reasonably assured. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If a customer's financial condition were to deteriorate and result in an impairment of their ability to make payments, additional allowances may be required.

      STOCK-BASED COMPENSATION

      In the first fiscal quarter of 2006 the Company adopted Statement of Financial Accounting Standards No. 123(R) "Share-Based Payments" ("SFAS 123(R)"), which requires all share-based payments to employees, including stock options and stock issued under certain employee stock purchase plans, to be recognized in the Company's financial statements at their fair value. SFAS 123(R) requires the Company to estimate future forfeitures of stock-based compensation. The Company uses the Black-Scholes option pricing model to determine the fair value of options under SFAS 123(R) and has elected to use the modified-prospective transition method, in which prior period financial statements will not be restated but disclosure of the pro forma net loss calculation will be included in the footnotes to the financial statements for periods prior to fiscal 2006 and the adoption of SFAS 123(R).

      The Company has an employee stock incentive plan and a non-employee director compensation plan, which are described more fully in Note 8 to the Company's Annual Report on Form 10-KSBA for the period ended December 31, 2006.

      During the three months ended March 31, 2007 and 2006, the Company recorded stock compensation expense of $45,960 and $45,960 respectively in accordance with SFAS 123(R).

      NET LOSS PER SHARE - Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share reflects, in addition to the weighted average number of common shares, the potential dilution if stock options and warrants outstanding were exercised and/or converted into common stock, unless the effect of such equivalent shares was anti dilutive.

      For the three-month periods ended March 31, 2007 and 2006, the effect of stock options and other potentially dilutive shares were excluded from the calculation of diluted net loss per common share as their inclusion would have been antidilutive.

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

      Management's Discussion and Analysis should be read together with our condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-QSB and the Company's Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2006. This Quarterly Report on Form 10-QSB, including the following discussion, contains trend analysis and other forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements in this Quarterly Report on Form 10-QSB that are not statements of historical facts are forward-looking statements. These forward looking statements made herein are based on our current expectations, involve a number of risks and uncertainties and should not be considered as guarantees of future performance.

      The single most pressing factor that could cause actual results to differ materially and adversely is our lack of working capital and our need to raise additional capital to repay Senior Secured Convertible Notes in the amount of $2,500,000 that came due May 1, 2007 and remain unpaid

      Other factors that could cause actual results to differ materially include without limitation:

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

      These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in the forward-looking statements in this quarterly report. Other unknown or unpredictable factors also could have material adverse effects on our future results, including the factors described under the heading "Risk Factors" in the Company's Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2006. The forward-looking statements in this quarterly report are made only as of the date of this quarterly report, and we do not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

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

      In September 2005, the Company and certain of its officers and directors entered into agreements to settle (i) a consolidated securities class action lawsuit that alleged that the Company and those individuals violated the federal securities laws with respect to certain disclosures concerning the Company; and
(ii) derivative lawsuits based on the class action allegations. In October 2005, the court granted preliminary approval to each of the litigation settlements, following which joint notices of the settlements and claim forms were sent to appropriate stockholders. The parties to the agreements obtained the court's final approval of the settlements on December 14, 2005. For further information, see Item 3, "Legal Proceedings." on form 10KSB/A filed on April 24, 2007.

      During 2006 the Company commenced wholesale distribution under purchase order to chain drug and grocery stores. At May 11, 2007 products are being distributed through eight drug and grocery chains totaling more than 1,000 retail stores plus 120 independent pharmacies. In addition our products have recently become available for purchase on Amazon.com, AmericaRX.com, HarmonDiscount.com, and AlleonPharmacy.net. Online sales have not been significant to date.

      CRITICAL ACCOUNTING POLICIES

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

      Revenue from product sales is recognized when there is persuasive evidence of an arrangement, delivery has occurred, the price is fixed and determinable, and collectability is reasonably assured. However, because our products are sold with limited rights of return, revenue is recognized when the price to the buyer is fixed, the buyer is obligated to pay us and the obligation to pay is not contingent on resale of the product, the buyer has economic substance apart from the us, we have no obligation to bring about the sale of the product and the amount of returns can be reasonably estimated.

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

      We do not recognize revenue unless collectability is reasonably assured. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate and result in an impairment of their ability to make payments, additional allowances may be required.

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

      In the first fiscal quarter of 2006 the Company adopted Statement of Financial Accounting Standards No. 123(R) "Share-Based Payments" ("SFAS 123(R)"), which requires all share-based payments to employees, including stock options and stock issued under certain employee stock purchase plans, to be recognized in the Company's financial statements at their fair value. SFAS 123(R) requires the Company to estimate future forfeitures of stock-based compensation. The Company uses the Black-Scholes option pricing model to determine the fair value of options under SFAS 123(R) and has elected to use the modified-prospective transition method, in which prior period financial statements will not be restated but disclosure of the pro forma net loss calculation will be included in the footnotes to the financial statements for periods prior to fiscal 2006 and the adoption of SFAS 123(R).

      The Company has an employee stock incentive plan and a non-employee director compensation plan, which are described more fully in Note 8 to the Company's Annual Report on Form 10-KSBA for the period ended December 31, 2006.

      During the three months ended March 31, 2007 and 2006, the Company recorded stock compensation expense of $45,960 and $45,960 respectively in accordance with SFAS 123(R).

THREE MONTHS ENDED MARCH 31, 2007 AND MARCH 31,2006

      NET REVENUES - Net revenues for the three-month period ended March 31, 2007 increased $7,730 to $13,273 from $5,543, or 139%, from the comparable period in 2006. Although the dollar value of shipments in each of these quarters were not significant in relation to the scale of our operations, the significant increase in percentage terms is the result of shipments in the first quarter of 2007 to chain drug and grocery stores. We did not ship to chain drug and grocery stores for the comparable period in 2006. Our ability to properly support a significantly larger distribution network has been negatively affected due to working capital constraints. All of our revenues during each of the periods were generated from the sale of our three OTC products.

      COST OF SALES - In general, our cost of sales is proportionately variable to our net revenues. However, we maintain certain fixed manufacturing costs. Cost of sales decreased $9,810 to $6,570 from $16,380 in the comparable period in 2006. This decrease in cost of sales was attributable mostly to inventory write-downs during three months ended March 31, 2006 that did not occur for the three months ended March 31, 2007. At our current low volume of sales we do not believe any meaningful comparison can be made in costs of sales for the periods presented.

      MARKETING, ADVERTISING AND PROMOTION - Marketing, advertising and promotion expenses increased $32,952, or approximately 100%, to $66,048 for the three-month period ended March 31, 2007 from $33,096 in the comparable period in 2006. This increase was primarily attributable to increased expenses charged to our product sampling campaign which was undertaken to support our products now being carried in chain drug and grocery stores for the three months ended March 31, 2007 over the comparable period in the prior year.

      SELLING, GENERAL AND ADMINISTRATIVE - Selling, general and administrative expenses decreased by $112,867 to $412,354 during the three months ended March 31, 2007 as compared to $525,221 in the comparable period in 2006. The decrease is mostly due to decreases in legal and professional fees.

      Selling, general and administrative expenses for the three months ended March 31, 2007 primarily consist of salaries, wages and related personnel costs, professional fees such as legal, audit and business advisory services typical of a publicly held corporation, commercial liability and directors and officers insurance costs and general overhead such as facility costs.

      RESEARCH AND DEVELOPMENT - Research and development expenses increased $150 to $150 for the three months ended March 31, 2007 over the comparable period in 2006. We suspended substantially all research and development activities in January 2006 due to a lack of working capital. The $150 is a miscellaneous charge incurred in connection with sample testing during the three months ended March 31, 2007..

      STOCK-BASED COMPENSATION -

      During the three months ended March 31, 2007, the Company recorded stock compensation expense of $15,101 for consultants in accordance with SFAS 123(R).

      INTEREST EXPENSE - Interest expense increased $2,452 to $196,837 during the three months ended March 31, 2007 as compared to $194,385 in the comparable period in 2006. Substantially all of the interest charges were incurred in connection with our Senior Secured Convertible Notes issued in August 2005.

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

      THE NOTES. The Notes have a term of 21 months, and the principal of the Notes was due and payable in a single payment on May 1, 2007. Prior to May 1, 2007 the Notes bore interest at the six month LIBOR plus 6% with a floor of 10.0% and a ceiling of 12.0%. As noted below, the Company was not able to repay the amounts outstanding under the Notes on May 1, 2007.

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

      At March 31, 2007, we had unrestricted cash of approximately $4,200 and a working capital deficit of approximately $5,100,000, excluding approximately $237,000 of accounts payable related to legal fees that we intend to contest.

      We are engaged in presentations and discussions with potential investors in an attempt to obtain financing in order to provide important funds to the Company. Without these funds, we will be unable to pay approximately $2.5 million due to holders of the Notes issued in 2005 that came due May 1, 2007.

      On May 1, 2007, the Company failed to pay the principal amount outstanding under the Notes. Under the terms of the Notes, this may be deemed to be an Event of Default, which gives the holders of the Notes the right to require the Company to repurchase the notes at 115% of the outstanding principal and interest (or, if greater, 115% of the value of the shares that such holder could receive upon conversion of the Notes, based on a five day trading average price). In addition, the default rate of interest on any unpaid amounts is 18%. In addition, Iroquois Master Fund, L.P. ("Iroquois"), as collateral agent for the purchasers of the Notes, may assert its rights under the Security Agreement, dated August 16, 2005, among the Company, Iroquois and the purchasers of the Notes. No notices of default or potential actions have been delivered to the Company by Iroquois or any holder of Notes at this time.

      The Company has been in discussions with representatives of Iroquois regarding the terms of a possible restructuring of these obligations, but no agreements have been reached. If the Company is unable to negotiate a forbearance, extension or other arrangement, may be forced to seek relief from its creditors in bankruptcy, or the holders of such notes might seek to foreclose on the Company assets, liquidate the Company, or have it declared insolvent.

      Working capital has been provided to the Company by Biochemics, under a verbal agreement, in the form of cash advances and payments made on behalf of the Company. We expect Biochemics to continue to provide working capital although it is under no obligation to do so. There can be no assurance that Biochemics can or will be willing or able to continue to provide working capital to the Company.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

      The following table sets forth our contractual obligations and commitments for the next five years, as of March 31, 2007.

                                                         LESS THAN       1 - 3        3 - 5        5 - 7
         DESCRIPTION                        TOTAL          1 YEAR        YEARS        YEARS        YEARS
------------------------------------     ----------      ----------     -------      -------      -------
Long-term debt                           $3,370,000      $3,370,000     $    --      $    --      $    --

Capital leases                               11,002           2,516       5,300        3,186           --

Operating leases                                 --              --          --           --           --

Unconditional purchase obligations               --              --          --           --           --

Employment agreements                     2,205,000         315,000     630,000      630,000      630,000

Total contractual obligations             5,586,002       3,687,516     635,300      633,186      630,000

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

-------------
(1) Previously filed as an exhibit to our registration statement on Form SB-2/A filed on September 12, 2003.

                                   SIGNATURES

      In accordance with Section 13 and 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2007.

                                    VASO ACTIVE PHARMACEUTICALS, INC.

                                    /s/ Joseph Frattaroli
                                    --------------------------------------------
                                    Joseph Frattaroli
                                    Acting President and Chief Executive Officer
                                    By: Chief Financial Officer