Form 10QSB
period 2007-06-30
VASO ACTIVE PHARMACEUTICALS INC
filed 2007-08-14
CIK 1232400

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant To Section 13 or 15(d) Of The Securities Exchange Act Of 1934.

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

         Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act) Yes [ ] No [X]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, Class A, $0.0001 par value         5,828,613 shares outstanding on
                                                 August 14, 2007
Common stock, Class B, $0.0001 par value         4,500,000 shares outstanding on
                                                 August 14, 2007

Transitional Small Business Disclosure Format (Check one):    Yes [ ] No [X]

                        VASO ACTIVE PHARMACEUTICALS, INC.

                              INDEX TO FORM 10-QSB


                                                                            Page
PART I.     FINANCIAL INFORMATION

ITEM 1 - Condensed Financial Statements (unaudited):

Condensed Balance Sheets as of June 30, 2007 and December 31, 2006           3
Condensed Statements of Operations for the Three and six-month
    Periods Ended June 30, 2007 and 2006                                     4
Condensed Statements of Cash Flows for the Six-Month
    Periods Ended June 30, 2007 and 2006                                     5
Notes to the Condensed Financial Statements                                  6

ITEM 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 7

ITEM 3 - Controls and Procedures                                             14

PART II.    OTHER INFORMATION

ITEM 6 - Exhibits and Reports on Form 8-K                                    15

Signature                                                                    16

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

                        VASO ACTIVE PHARMACEUTICALS, INC.
                            CONDENSED BALANCE SHEETS


                                                             JUNE 30,      DECEMBER 31
                                                              2007             2006
                                                           ------------    ------------
                                                            (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                  $      6,000    $      8,627
Restricted cash                                                  11,683         136,319
Accounts receivable                                               3,444          30,446
Inventory                                                        45,297          93,608
Debt issuance costs                                                  --          68,713
Prepaid expenses                                                 26,356          26,650
                                                           ------------    ------------

         TOTAL CURRENT ASSETS                                    92,780         364,363


Property and equipment net                                       31,290          38,794
                                                           ------------    ------------
                                                           $    124,070    $    403,157
                                                           ============    ============

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Accounts payable                                           $    571,757    $    637,427
Accrued compensation                                            196,427         149,543
Other accrued expenses                                          150,927          73,510
Obligations under capital leases - short-term portion             2,514           2,510
Senior secured convertible notes, net of discount             2,612,500       2,389,503
Notes payable                                                   870,000         870,000
Due to parent company                                         1,666,847         941,621
Deferred revenue                                                 14,000          14,000
                                                           ------------    ------------
         TOTAL CURRENT LIABILITIES                            6,084,972       5,078,114

LONG-TERM LIABILITIES:
Obligations under capital leases - long-term portion              7,859           9,111
                                                           ------------    ------------

                                                              6,092,831       5,087,225
                                                           ------------    ------------
Commitments and contingencies (Note 1)
STOCKHOLDERS' EQUITY:
Preferred stock - $0.0001 par value; authorized
   10,000,000 shares; issued and outstanding, none                   --              --
Common stock - $0.0001 par value; authorized
   60,000,000 shares; issued and outstanding, 10,328,613          1,033           1,033
Additional paid-in capital                                    8,950,098       8,858,178
Deferred compensation                                           (34,209)        (64,411)
Accumulated deficit                                         (14,885,683)    (13,478,868)
                                                           ------------    ------------

         TOTAL STOCKHOLDERS' DEFICIENCY                      (5,968,761)     (4,684,068)
                                                           ------------    ------------
                                                           $    124,070    $    403,157
                                                           ============    ============


           See notes to the unaudited condensed financial statements.





                                        VASO ACTIVE PHARMACEUTICALS, INC.
                                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                  THREE-MONTH PERIOD ENDED JUNE 30,   SIX-MONTH PERIOD ENDED JUNE 30,
                                                        2007            2006              2007            2006
                                                    ------------    ------------       ------------    ------------
Net revenues                                        $     10,591    $     10,607       $     23,864    $     16,150
Cost of revenues                                          12,016          11,113             18,586          27,493
                                                    ------------    ------------       ------------    ------------
         GROSS PROFIT                                     (1,425)           (506)             5,278         (11,343)

Costs and expenses:
    Marketing, advertising and promotion                  49,366          30,393            115,414          63,489
    Selling, general and administrative (1)              359,969         568,589            772,323       1,093,810
    Research and development                                  --              --                150              --
    Stock based compensation                              15,101          15,101             30,202          30,202
                                                    ------------    ------------       ------------    ------------

         Loss from operations                           (425,861)       (614,589)          (912,811)     (1,198,844)
                                                    ------------    ------------       ------------    ------------

Other income (expense):

Interest income (expense), net                          (140,674)       (194,499)          (337,511)       (388,884)
Charge for default premium on senior
    secured convertible notes                           (112,500)             --           (112,500)             --
Debt restructuring (expense)                             (43,993)             --            (43,993)             --
                                                     ------------   ------------       -------------   ------------
                                                        (297,167)       (194,499)          (494,004)       (388,884)
                                                     ------------   ------------       -------------   ------------

NET LOSS                                            $   (723,028)   $   (809,088)      $ (1,406,815)   $ (1,587,728)
                                                    ============    ============       ============    ============

Net loss per share - basic and diluted (Note 2)     $      (0.07)   $      (0.08)      $      (0.14)   $      (0.15)

Weighted average shares outstanding - basic and
   diluted (Note 2)                                   10,328,613      10,328,613         10,328,613      10,328,613

       (1) Includes stock based compensation of:    $     45,960    $     45,960       $     91,920    $     91,920


                           See notes to the unaudited condensed financial statements.





                        VASO ACTIVE PHARMACEUTICALS, INC.
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                      SIX-MONTH PERIOD ENDED JUNE 30,
                                                        --------------------------
                                                           2007            2006
                                                        -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                $(1,406,815)   $(1,587,728)

Adjustments to reconcile net loss to net cash
 used in operating activities:
   Depreciation and amortization                              7,504          7,504
   Stock-based compensation (Note 4)                        122,121        122,117
   Amortization of discount and offering costs
     associated with convertible debt                       179,211        268,814
   Inventory write-off                                           --         14,481
   Accrued debt restructuring expenses                       43,993             --
   Increase in senior secured convertible notes             112,500             --
   Increase (decrease) in cash from change in:
   Accounts receivable                                       27,002         (8,574)
      Inventory                                              48,311       (185,868)
      Prepaid expenses                                          294         51,659
      Accounts payable                                      (65,670)       344,953
      Accrued compensation                                   46,884         44,805
      Deferred revenue                                           --          1,216
      Other accrued expenses                                 33,424        (67,329)
                                                        -----------    -----------
           Net cash used in operating activities           (851,241)      (993,951)
                                                        -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease in restricted cash                              124,636        123,720

                                                        -----------    -----------
           Net cash provided by investing activities        124,636        123,720
                                                        -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Accrued legal settlement                                      --        (15,000)
   Obligations under capital leases                          (1,248)        (1,177)
   Due to/from parent company                               725,226        213,349
                                                        -----------    -----------
           Net cash provided by financing activities        723,978        197,173
                                                        -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         (2,627)      (673,058)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                8,627        707,640
                                                        -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                $     6,000    $    34,582
                                                        ===========    ===========

SUPPLEMENTAL DISCLOSURES:
   Interest paid                                        $   337,511    $   388,884
   Income taxes paid                                    $        --    $        --


           See notes to the unaudited condensed financial statements.



                                       5

                        VASO ACTIVE PHARMACEUTICALS, INC.

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. INTERIM FINANCIAL STATEMENTS

         The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-QSB. Accordingly, certain information and footnote disclosure required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the financial statements and related notes of Vaso Active Pharmaceuticals, Inc. (the "Company") as reported in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The results of operations for the three and six months ended June 30, 2007 may not be indicative of the results that may be expected for the year ending December 31, 2007, or any other period.

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

         ACCOUNTS RECEIVABLE - Accounts receivable consist primarily of trade receivables from the sale of OTC pharmaceutical products. The allowance for doubtful accounts is based on the Company's assessment of the collectability of specific customer accounts and an assessment of economic risk as well as the aging of the accounts receivable. The Company's policy is to write-off uncollectible trade receivables after significant measures have failed to result in their collection. An allowance for doubtful accounts is established to represent the estimated uncollectible trade receivables. The allowance for doubtful accounts was $33,000 at December 31, 2006. Accounts receivable were not significant at June 30, 2007 and no reserve was recorded at June 30, 2007.

         DUE TO PARENT - The Company reimburses the cost of certain administrative services provided by BioChemics as well as general overhead fees pursuant to agreements between the Company and BioChemics. The due to parent balance represents the net obligation from the Company to BioChemics at June 30, 2007 and December 31, 2006.

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

         During the three months ended June 30, 2007 and 2006, the Company recorded stock compensation expense of $45,960 and $45,960 respectively in accordance with SFAS 123(R). During the six months ended June 30, 2007 and 2006, the Company recorded stock compensation expense of $91,920 and $91,920 respectively in accordance with SFAS 123(R).

         NET LOSS PER SHARE - Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share reflects, in addition to the weighted average number of common shares, the potential dilution if stock options and warrants outstanding were exercised and/or converted into common stock, unless the effect of such equivalent shares was anti-dilutive.

         For the three-month and six-months periods ended June 30, 2007 and 2006, the effect of stock options and other potentially dilutive shares were excluded from the calculation of diluted net loss per common share as their inclusion would have been anti-dilutive.



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

         Management's Discussion and Analysis should be read together with our condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-QSB and the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. This Quarterly Report on Form 10-QSB, including the following discussion, may contain trend analysis and other forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements in this Quarterly Report on Form 10-QSB that are not statements of historical facts are forward-looking statements. These forward looking statements made herein are based on our current expectations, involve a number of risks and uncertainties and should not be considered as guarantees of future performance.

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

         These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in the forward-looking statements in this quarterly report. Other unknown or unpredictable factors also could have material adverse effects on our future results, including the factors described under the heading "Risk Factors" in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. The forward-looking statements in this quarterly report are made only as of the date of this quarterly report, and we do not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

BUSINESS OVERVIEW

         Vaso Active is an early stage company, organized in January 2003, which focuses on commercializing, marketing and selling over-the-counter pharmaceutical products that we believe incorporate a proprietary PENtoCORE technology. Vaso Active's focus on pre-clinical testing and research on a patented vaso active lipid encapsulated ("VALE") technology has been has been limited due to working capital constraints.

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

         In September 2005, the Company and certain of its officers and directors settled (i) a consolidated securities class action lawsuit that alleged that the Company and those individuals violated the federal securities laws with respect to certain disclosures concerning the Company; and (ii) derivative lawsuits based on the class action allegations. The parties to the agreements obtained the court's final approval of the settlements on December 14, 2005. For further information, see Item 3, "Legal Proceedings." on form 10KSB/A filed on April 24, 2007.

         During 2006 the Company commenced wholesale distribution under purchase order to chain drug and grocery stores. At August 10, 2007 products are being distributed through eight drug and grocery chains totaling more than 1,000 retail stores plus 120 independent pharmacies. In addition our products have recently become available for purchase on Amazon.com, AmericaRX.com, HarmonDiscount.com, and AlleonPharmacy.net. Online sales have not been significant to date.

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

         During the three months ended June 30, 2007 and 2006, the Company recorded stock compensation expense of $45,960 and $45,960 respectively in accordance with SFAS 123(R). During the six months ended June 30, 2007 and 2006, the Company recorded stock compensation expense of $91,920 and $91,920 respectively in accordance with SFAS 123(R).

THREE MONTHS ENDED JUNE 30, 2007 AND 2006

         NET REVENUES - Net revenues decreased $16 to $10,591 for the three month period ended June 30, 2007 as compared to $10,607 in the prior comparable period. In the three months ended June 30, 2007 and in the three months ended June 30, 2006 we recognized revenue primarily from shipments to chain supermarkets. For the three months ended June 30, 2007 sales primarily consisted of re-orders as compared to initial orders in the prior comparable period.

         COST OF SALES - Cost of sales increased $903 to $12,016 during the three month period ended June 30, 2007 from $11,113 in the comparable period in 2006. In general, our cost of sales is variable to our net revenues. However, certain manufacturing events such as inventory adjustments may distort our cost of sales, and therefore our gross profit, during any particular period.

         GROSS PROFIT - Gross profit as a percentage of net revenues for both the three month period ended June 30, 2007 and June 30, 2006 are negative as a direct result of the matters discussed under the Cost of Sales discussion above. We do not believe that any comparison between periods is meaningful in our current stage of development.

         MARKETING, ADVERTISING AND PROMOTION - Marketing, advertising and promotion expenses increased by $18,973 to $49,366 for the three-month period ended June 30, 2007 from $30,393 during the three-month period ended June 30, 2006. The increase is primarily related to additional print and television media advertising incurred in support of our product launch into retail chain supermarkets.

         SELLING, GENERAL AND ADMINISTRATIVE - Selling, general and administrative expenses decreased by $208,620 to $359,969 during the three-month period ended June 30, 2007 as compared to $568,589 in the comparable period in 2006. The decrease resulted primarily from a decrease of approximately $169,000 in legal fees over the comparable period in 2006.

         During the three months ended June 30, 2007, other selling, general and administrative expenses we incurred were $181,000 in salaries, wages and related personnel costs; approximately $38,000 in legal fees; approximately $38,000 for various insurance premiums typical of a public company; approximately $15,000 for board of director compensation, approximately $11,000 in management fees from BioChemics, approximately $17,000 in registered accountant fees, and approximately $11,000 in rent expense. The remaining selling, general and administrative expenses pertained to our general operations.

         STOCK BASED COMPENSATION - We are required to record stock-based compensation when we grant options to purchase our common stock to employees and non-employees in accordance with SFAS 123R. The value of these options is calculated using the Black-Scholes option-pricing model. Stock based compensation for both the three-month periods ended June 30, 2007 and June 30, 2006 was $45,960 and $15,101 to employees and non-employees, respectively. Since no grants were made to employees or non-employees during these periods, the amount recorded was attributable to the normal amortization of fair value of these awards into expense over the vesting period of the awards.

         INTEREST EXPENSE, net - Interest expense, net decreased by $53,825 to $140,674 during the three months ended June 30, 2007 from $194,499 in the comparable period in 2006. The decrease resulted from decreased interest charges of approximately $89,600 in connection with debt issuance costs and warrant costs being fully accreted on May 1, 2007. The prior comparable quarter in 2006 recorded three months of those charges. This decrease was partially offset by increased interest charges of approximately $33,000 from May 2, 2007 to June 30, 2007 because the interest rate on the Senior Secured Convertible Notes increased to 18% on May 2, 2007.


SIX MONTHS ENDED JUNE 30, 2007 AND 2006

         NET REVENUES - Net revenues increased $7,714 to $23,864 for the six month period ended June 30, 2007 as compared to $16,150 in the prior comparable period. In the six months ended June 30, 2007 we recognized revenue primarily from re-order shipments to chain supermarkets. In the prior comparable period we recognized revenue primarily from initial shipments to chain supermarkets and from direct to consumer re-orders.

         COST OF SALES - Cost of Sales decreased $8,907 to $18,586 during the six month period ended June 30, 2007 from $27,493 in the comparable prior period. In general, our cost of sales is variable to our net revenues. This decrease was due primarily to lower inventory write-offs and adjustments over the prior comparable period.

         GROSS PROFIT - Gross profit as a percentage of net revenues was approximately 22% for the six month period ended June 30, 2007 compared to approximately (70%) for the prior comparable period. We do not believe that any comparison between periods is meaningful in our current stage of development.

         MARKETING, ADVERTISING AND PROMOTION - Marketing, advertising and promotion expenses increased $51,925 or approximately 82% for the six-month period ended June 30, 2007 from $63,489 for the six-month period ended June 30, 2006. This increase is primarily related to increased print and television media advertising incurred in support of our product launch into retail supermarket chain stores.

         SELLING, GENERAL AND ADMINISTRATIVE - Selling, general and administrative expenses decreased by $321,487 to $772,323 during the six-month period ended June 30, 2007 as compared to 1,093,810 in the comparable period in 2006. The decrease resulted primarily from a decrease of approximately $217,000 in legal fees plus savings in insurances and generally reduced expense budgets due to working capital constraints.

         During the six-months ended June 30, 2007, other selling, general and administrative expenses we incurred were $357,208 in salaries, wages and related personnel costs; approximately $48,000 in legal fees; approximately $76,000 for various insurance premiums typical of a public company; approximately $30,000 for board of director compensation, approximately $23,000 in management fees from BioChemics, approximately $67,000 in registered accountant fees; approximately $30,000 in rent expense. The remaining selling, general and administrative expenses pertained to our general operations.

         RESEARCH AND DEVELOPMENT - Research and development expenses increased by $150 to $150 for the six-month period ended June 30, 2007 as compared to $0 in the comparable prior period in 2006. Due to working capital constraints, we suspended substantially all research and development activities at the end of 2005.


STOCK-BASED COMPENSATION -

         During the six months ended June 30, 2007 and 2006 the Company recorded stock compensation expense of $91,920 and $30,202 for employees and consultants, respectively, in accordance with SFAS 123(R).

         INTEREST EXPENSE, net - Interest expense, net decreased by $51,373 to $337,511 during the six months ended June 30, 2007 from $388,884 in the comparable period in 2006. The decrease results from decreased interest charges of approximately $89,600 in connection with debt issuance costs and warrant costs being fully accreted on May 1, 2007. The prior comparable period in 2006 recorded six months of those charges. This decrease was partially offset by increased interest charges of approximately $33,000 from May 2, 2007 to June 30, 2007 because the interest rate on the Senior Secured Convertible Notes increased to 18% on May 2, 2007.


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

         THE NOTES. The Notes had a term of 21 months, and the principal of the Notes was due and payable in a single payment on May 1, 2007. Prior to May 1, 2007 the Notes bore interest at the six month LIBOR plus 6% with a floor of 10.0% and a ceiling of 12.0%. As noted below, the Company was not able to repay the amounts outstanding under the Notes on May 1, 2007.

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

         ADDITIONAL INVESTMENT RIGHTS (AIRS). In addition, the investors received AIRs to purchase up to $1,875,000 in aggregate principal amount of additional Notes at any time through May 1, 2007, which is the maturity date of the notes, together with additional five-year Warrants to purchase a total of 974,026 shares of Class A Common Stock. Any additional Notes would be convertible and any additional Warrants would be exercisable at the same respective initial prices per share as the Notes and Warrants issued on August 16, 2005. The AIRs expired on May 1, 2007 without being exercised.

         Under the Purchase Agreement, the Company is required to reserve, and has reserved, for the issuance of a total of 4,870,130 shares of Class A Common Stock, in connection with the possible conversion of Notes (excluding the additional Notes) and the possible exercise of the Warrants (excluding the additional Warrants).

         At June 30, 2007, we had unrestricted cash of approximately $6,000 and working capital deficit of approximately $5.84 million. This deficit includes the senior secured convertible notes we sold in 2005 that matured on May 1, 2007. This deficit also includes approximately $1.67 million due to our parent, and approximately $237,000 in legal fees payable to our initial public offering counsel that we are contesting.

         We are actively pursuing alternative financing sources for important funding to repay existing debt and to provide working capital, but we are uncertain whether we will be successful in obtaining any such financing, or if we obtain any such financing that it will be on favorable terms to the Company.

         On May 1, 2007, the Company failed to pay the principal amount outstanding under the Notes. Under the terms of the Notes, this may be deemed to be an Event of Default, which gives the holders of the Notes the right to require the Company to repurchase the notes at 115% of the outstanding principal, plus interest or, if greater, 115% of the value of the shares that such holder could receive upon conversion of the Notes, based on a five day trading average price, (the "Event Price"). The default rate of interest on any unpaid amounts is 18%. In addition, Iroquois Master Fund, L.P. ("Iroquois"), as collateral agent for the purchasers of the Notes, may assert its rights under the Security Agreement, dated August 16, 2005, among the Company, Iroquois and the purchasers of the Notes.

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

         On May 18, 2007, the Company received written notice (the "Notice") from Portside Growth and Opportunity Fund, ("Portside") that an Event of Default had occurred under the Portside Note and that Portside had elected to require the Company to redeem the Portside Note at the Event Price.

         On July 17, 2007 Portside entered into a Secondary Securities Purchase Agreement (the "Agreement") with Frontier Holdings Company, Inc. ("Frontier") whereby Portside sold to Frontier an interest in its Senior Secured Convertible Note (the "Note") due May 1, 2007, representing $253,771.66 in principal amount of the Note of $341,616.66. John Masiz, a key employee and stockholder of the Company, holds a controlling interest in Frontier.

         Simultaneously with the execution of the Agreement, Portside entered into an Amendment to Senior Secured Convertible Note (the "Amendment") with the Company. Under the terms of the Amendment, in exchange for an extension fee in the amount of $43,993.00, payable December 31, 2007, Portside has agreed to extend the original maturity date of its remaining $87,845.00 in principal amount of the Note. The amended maturity date is December 31, 2007. Upon the amended maturity date, the Company agrees to pay Portside (i) $87,845.00 representing the principal amount of the Note outstanding, (ii) any accrued and unpaid interest thereunder, and (iii) the extension fee in the amount of $43,993.00. As part of the Amendment, Portside waives any Default or Event of Default by the Company based on the failure by the Company to repay amounts due under the Note any time prior to December 31, 2007 and rescinds the Notice of an Event of Default previously disclosed in the Form 8-K dated May 18, 2007. Portside also agreed to dismiss the lawsuit it had filed in the Supreme Court in the State of New York. The Company also agreed that it would give Portside the benefit of any higher extension fee that it may agree to pay to other holders of the Company's Senior Secured Convertible Notes due May 1, 2007. The Company has recorded debt restructuring expense in the amount of $43,993 for the six months ended June 30, 2007 in connection with the Agreement.

         On June 1, 2007, the Company received written notice (the "Smithfield Notice") from Smithfield Fiduciary, LLC ("Smithfield") that an Event of Default had occurred under the Smithfield Note and that Smithfield had elected to require the Company to redeem the Smithfield Note at the Event Price, as defined in the Smithfield Note. The Event Price is equal to 115% of the outstanding principal,plus accrued interest (or, if greater, 115% of the value of shares that such holder could receive upon conversion of the Smithfield Note, based on a five day trading average price). In addition, the default rate of interest on any unpaid amounts is 18%. In connection with receipt of the Smithfield Notice, the Company has recorded a charge for default premium on senior secured convertible notes in the amount of $112,500 during the six months ended June 30, 2007.

         As of August 14, 2007 the Company has not received similar notices from the other note holders. If the Company had received similar notices from all the other remaining note holders, the Company would have recorded an additional charge for default premium on senior secured convertible notes in the amount of approximately $249,000 during the six months ended June 30, 2007.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

         The following table sets forth our contractual obligations and commitments for the next five years, as of June 30, 2007.

                                                   LESS THAN      1-3          3-5          5-7
                                       TOTAL        1 YEAR       YEARS        YEARS        YEARS
                                     ----------   ----------   ----------   ----------   ----------
Long-term debt                       $       --   $       --   $       --   $       --   $       --
Capital lease obligations                11,002        3,024        7,978           --           --
Operating lease obligations                  --           --           --           --           --
Note maturities                       3,370,000    3,370,000
Unconditional purchase obligations           --           --           --           --           --
Employment agreements                 2,205,000      315,000      630,000      630,000      630,000

Total                                $5,586,002   $3,688,024   $  637,798   $  630,000   $  630,000

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

OFF-BALANCE SHEET ARRANGEMENTS

         We have no material off-balance sheet financing such as a facility lease or other long-term commitments. We have employment agreements with two key employees. Please refer to "Contractual Obligations and Commitments" for a summary of the employment agreement obligations.

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

                                    SIGNATURE

         In accordance with Section 13 and 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2007

                                    VASO ACTIVE PHARMACEUTICALS, INC.

                                    By: /s/ Joseph Frattaroli
                                        ----------------------------------------
                                    Joseph Frattaroli
                                    President and Acting Chief Executive Officer
                                    Chief Financial Officer