Form 10QSB
period 2007-09-30
VASO ACTIVE PHARMACEUTICALS INC
filed 2007-11-14
CIK 1232400

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, Class A, $0.0001 par value   5,828,613 shares outstanding on
November 6, 2007

Common stock, Class B, $0.0001 par value   4,500,000 shares outstanding on
November 6, 2007

                        VASO ACTIVE PHARMACEUTICALS, INC.

                              INDEX TO FORM 10-QSB


                                                                            Page
PART I.   FINANCIAL INFORMATION

ITEM 1 - Condensed Financial Statements (unaudited):

Condensed Balance Sheets as of September 30, 2007 and December 31, 2006 ....  3
Condensed Statements of Operations for the Three and nine-month Periods
     Ended September 30, 2007 and 2006 .....................................  4
Condensed Statements of Cash Flows for the Nine-Month Periods Ended
     September 30, 2007 and 2006 ...........................................  5
Notes to the Condensed Financial Statements ................................  6

ITEM 2 - Management's Discussion and Analysis of Financial Condition
     and Results of Operations .............................................  8

ITEM 3 - Controls and Procedures ........................................... 15

PART II.  OTHER INFORMATION

ITEM 6 - Exhibits and Reports on Form 8-K .................................. 16

Signature .................................................................. 17

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


                                          VASO ACTIVE PHARMACEUTICALS, INC.
                                               CONDENSED BALANCE SHEETS


                                                                                SEPTEMBER 30,          DECEMBER 31
                                                                                    2007                  2006
                                                                              ----------------      ----------------
                                                                                (UNAUDITED)
                                                        ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                     $          7,372      $          8,627
Restricted cash                                                                         11,683               136,319
Accounts receivable                                                                     16,395                30,446
Inventory                                                                                9,386                93,608
Debt issuance costs                                                                          -                68,713
Prepaid expenses                                                                        53,801                26,650
                                                                              ----------------      ----------------

     TOTAL CURRENT ASSETS                                                               98,637               364,363

Property and equipment - net                                                            27,538                38,794
                                                                              ----------------      ----------------
                                                                              $        126,175      $        403,157
                                                                              ================      ================

                                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Accounts payable                                                              $        572,468      $        637,427
Accrued compensation                                                                   183,651               149,543
Other accrued expenses                                                                 264,352                73,510
Obligations under capital leases - short-term portion                                    2,528                 2,510
Senior secured convertible notes, net of discount                                    2,612,500             2,389,503
Notes payable                                                                          870,000               870,000
Due to parent company                                                                2,048,506               941,621
Deferred revenue                                                                        20,000                14,000
                                                                              ----------------      ----------------
     TOTAL CURRENT LIABILITIES                                                       6,574,005             5,078,114

LONG-TERM LIABILITIES:

Obligations under capital leases - long-term portion                                     7,207                 9,111
                                                                              ----------------      ----------------
     TOTAL LONG-TERM LIABILITIES                                                         7,207                 9,111
                                                                              ----------------      ----------------

                                                                                     6,581,212             5,087,225
                                                                              ----------------      ----------------

Commitments and contingencies (Note 1)

STOCKHOLDERS' EQUITY:
Preferred stock - $0.0001 par value; authorized
   10,000,000 shares; issued and outstanding, none                                           -                     -
Common stock - $0.0001 par value; authorized
   60,000,000 shares; issued and outstanding, 10,328,613                                 1,033                 1,033
Additional paid-in capital                                                           8,996,058             8,858,178
Deferred compensation                                                                  (19,108)              (64,411)
Accumulated deficit                                                                (15,433,020)          (13,478,868)
                                                                              ----------------      ----------------

TOTAL STOCKHOLDERS' DEFICIENCY                                                      (6,455,037)           (4,684,068)
                                                                              ----------------      ----------------
                                                                              $        126,175      $        403,157
                                                                              ================      ================


                              See notes to the unaudited condensed financial statements






                                               VASO ACTIVE PHARMACEUTICALS, INC.
                                          UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                        Three-Month Period Ended                Nine-Month Period Ended
                                                             September 30,                           September 30,
                                                  ------------------------------------    ------------------------------------
                                                        2007                2006                2007                2006
                                                  ----------------    ----------------    ----------------    ----------------

Net revenues                                      $         14,804    $         42,783    $         38,668    $         58,933
Cost of revenues                                            12,535              21,066              31,121              48,559
                                                  ----------------    ----------------    ----------------    ----------------
    GROSS PROFIT                                             2,269              21,717               7,547              10,374
                                                  ----------------    ----------------    ----------------    ----------------

Costs and expenses:
  Marketing, advertising and promotion                      63,212                 999             178,626              64,488
  Selling, general and administrative (1)                  357,750             407,256           1,130,073           1,501,066
  Research and development                                       -                   -                 150                   -
  Stock based compensation                                  15,101              15,101              45,303              45,303
                                                  ----------------    ----------------    ----------------    ----------------

    Loss from operations                                  (433,794)           (401,639)         (1,346,605)         (1,600,483)

Interest income (expense), net                            (113,543)           (197,452)           (451,054)           (586,336)
Charge for default premium on senior
  Secured convertible notes                                      -                   -            (112,500)                  -
Debt restructuring expense                                       -                   -             (43,993)                  -
                                                  ----------------    ----------------    ----------------    ----------------
                                                          (113,543)           (197,452)           (607,547)           (586,336)


  NET LOSS                                        $       (547,337)   $       (599,091)   $     (1,954,152)   $     (2,186,819)
                                                  ================    ================    ================    ================

  Net loss per share - basic and
    diluted (Note 2)                              $          (0.05)   $          (0.06)   $          (0.19)   $          (0.21)
                                                  ================    ================    ================    ================

Weighted average shares outstanding -
  basic and diluted (Note 2)                            10,328,613          10,328,613          10,328,613          10,328,613
                                                  ================    ================    ================    ================

    (1) Includes stock based compensation of:               45,960              45,960             137,880             137,880


                                   See notes to the unaudited condensed financial statements.






                                                  VASO ACTIVE PHARMACEUTICALS, INC.
                                            UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                                                                     Nine-Month Period Ended
                                                                                                          September 30,
                                                                                               ------------------------------------
                                                                                                     2007                2006
                                                                                               ----------------    ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                       $     (1,954,152)  $      (2,186,819)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                                         11,256              11,256
   Stock-based compensation (Note 4)                                                                    183,183             183,177
   Amortization of discount and offering costs associated with convertible debt                         179,211             403,222
   Inventory write-off                                                                                   22,591                   -
   Accrued debt restructuring expenses                                                                   43,993                   -
   Increase in senior secured convertible notes for default premium                                     112,500                   -
   Increase (decrease) in cash from change in:
   Accounts receivable                                                                                   14,051             (40,633)
     Inventory                                                                                           61,631            (153,351)
     Prepaid expenses                                                                                   (27,151)             51,812
     Accounts payable                                                                                   (64,959)            344,833
     Accrued compensation                                                                                34,108              90,284
     Deferred revenue                                                                                     6,000               4,401
     Other accrued expenses                                                                             146,848             (63,213)
                                                                                               ----------------    ----------------
           Net cash used in operating activities                                                     (1,230,890)         (1,355,031)
                                                                                               ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease (additions) in restricted cash                                                              124,636             186,636

                                                                                               ----------------    ----------------
           Net cash provided by (used in) investing activities                                          124,636             186,636
                                                                                               ----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Accrued legal settlement                                                                                   -             (15,000)
   Obligations under capital leases                                                                      (1,886)             (1,778)
   Due to/from parent company                                                                         1,106,885             486,210
                                                                                               ----------------    ----------------
           Net cash provided by financing activities                                                  1,104,999             469,432
                                                                                               ----------------    ----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                     (1,255)           (698,963)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                            8,627             707,640
                                                                                               ----------------    ----------------


CASH AND CASH EQUIVALENTS, END OF PERIOD                                                       $          7,372    $          8,677
                                                                                               ================    ================

SUPPLEMENTAL DISCLOSURES:
   Interest paid                                                                               $        451,054    $        586,336
   Income taxes paid                                                                           $              -    $              -

NONCASH DISCLOSURES:
   Issuance of capital leases and acquired equipment                                           $              -    $              -


                                     See notes to the unaudited condensed financial statements.


                                                                 5

                        VASO ACTIVE PHARMACEUTICALS, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


1.    INTERIM FINANCIAL STATEMENTS

      The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-QSB. Accordingly, certain information and footnote disclosure required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the financial statements and related notes of Vaso Active Pharmaceuticals, Inc. (the "Company") as reported in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The results of operations for the three and nine months ended September 30, 2007 may not be indicative of the results that may be expected for the year ending December 31, 2007, or any other period.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      GOING CONCERN - These financial statements have been prepared on the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. This assumption is presently in question and contingent upon the Company's ability to raise additional funds. Management is in the process of identifying various fund-raising strategies it will pursue in the fourth quarter of 2007 and in 2008. These strategies may include an additional private placement of the Company's equity securities. There are no assurances that Management will successfully execute such strategies.

      ACCOUNTS RECEIVABLE - Accounts receivable consist primarily of trade receivables from the sale of OTC pharmaceutical products. The allowance for doubtful accounts is based on the Company's assessment of the collectability of specific customer accounts and an assessment of economic risk as well as the aging of the accounts receivable. The Company's policy is to write-off uncollectible trade receivables after significant measures have failed to result in their collection. An allowance for doubtful accounts is established to represent the estimated uncollectible trade receivables. The allowance for doubtful accounts was $33,000 at December 31, 2006. No reserve was recorded at September 30, 2007.

      DUE TO PARENT - The Company reimburses the cost of certain administrative services provided by BioChemics as well as general overhead fees pursuant to agreements between the Company and BioChemics. In addition, Biochemics has provided working capital to the Company during 2006 and 2007 under a verbal agreement. The due to parent balance represents the net obligation from the Company to BioChemics at September 30, 2007 and December 31, 2006.

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

      During the three months ended September 30, 2007 and 2006, the Company recorded stock compensation expense of $45,960 and $45,960 respectively in accordance with SFAS 123(R). During the nine months ended September 30, 2007 and 2006, the Company recorded stock compensation expense of $137,880 and $137,880 respectively in accordance with SFAS 123(R).

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

      For the three-month and nine-months periods ended September 30, 2007 and 2006, the effect of stock options and other potentially dilutive shares were excluded from the calculation of diluted net loss per common share as their inclusion would have been anti-dilutive.

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

      Factors that could cause actual results to differ materially include without limitation:

   o our ability to repay our indebtedness, including repayment of the Senior Secured Convertible Notes or the notes issued in connection with certain litigation.

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

      During 2006 the Company commenced wholesale distribution under purchase order to chain drug and grocery stores. At November 14, 2007 products are being distributed through eight drug and grocery chains totaling more than 1,000 retail stores plus 120 independent pharmacies. In addition our products are available for purchase on Amazon.com, AmericaRX.com, HarmonDiscount.com, and AlleonPharmacy.net. Online sales have not been significant to date.

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

      We record allowances for product returns, rebates and discounts, and report revenue net of such allowances. We must make judgments and estimates in preparing the allowances that could require adjustments in the future. For instance, our customers have the right to return any product that is held past the labeled expiration date. We base our estimates on historic patterns of returns and on the expiration dates of product currently being shipped, or as a result of an actual event that may give rise to a significant return amount such as the discontinuance of a product. At September 30, 2007 we recorded deferred revenue in the amount of $20,000.

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

      During the three months ended September 30, 2007 and 2006, the Company recorded stock compensation expense of $45,960 and $45,960 respectively in accordance with SFAS 123(R). During the nine months ended September 30, 2007 and 2006, the Company recorded stock compensation expense of $137,880 and $137,880 respectively in accordance with SFAS 123(R).

THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

      NET REVENUES - Net revenues decreased $27,979 to $14,804 for the three month period ended September 30, 2007 as compared to $42,783 in the prior comparable period. Revenues for the three months ended September 30, 2006 consisted primarily of initial orders to new customers consisting of chain supermarkets. Revenues for the three months ended September 30, 2007 consisted primarily of re-orders as we did not ship any initial orders to new customers in this period.

      COST OF SALES - Cost of sales decreased $8,531 to $12,535 during the three month period ended September 30, 2007 from $21,066 in the comparable period in 2006. In general, our cost of sales is variable to our net revenues. However, certain manufacturing events such as inventory adjustments may distort our cost of sales, and therefore our gross profit, during any particular period.

      GROSS PROFIT - Gross profit as a percentage of net revenues for the three month period ended September 30, 2007 was a 15.3% as compared to a 50.1% the three month period ended September 30, 2006. We do not believe that any comparison between periods is meaningful in our current stage of development and due to our limited sales to date.

      MARKETING, ADVERTISING AND PROMOTION - Marketing, advertising and promotion expenses increased by $62,213 to $63,212 for the three-month period ended September 30, 2007 from $999 during the three-month period ended September 30, 2006. The increase is primarily related to additional print and television media advertising and sampling programs incurred in support of our product launch into retail chain supermarkets.

      SELLING, GENERAL AND ADMINISTRATIVE - Selling, general and administrative expenses decreased by $49,506 to $357,750 during the three-month period ended September 30, 2007 as compared to $407,256 in the comparable period in 2006. Legal and professional fees and investment banking fees decreased by approximately $11,000 and $25,000 respectively for the three months ended September 30, 2007 over the comparable period in 2006. The balance of the net savings pertained to a decrease in the level of general operations

      During the three months ended September 30, 2007, selling, general and administrative expenses incurred were $177,955 in salaries, wages and related personnel costs; approximately $12,395 in legal fees; approximately $37,000 for various insurance premiums typical of a public company; approximately $15,000 for board of director compensation, approximately $11,463 in management fees from BioChemics, approximately $6,250 in registered accountant fees, approximately $21,171 in rent expense. The remaining selling, general and administrative expenses pertained to our general operations.

      STOCK BASED COMPENSATION - We are required to record stock-based compensation when we grant options to purchase our common stock to employees and non-employees in accordance with SFAS 123R. The value of these options is calculated using the Black-Scholes option-pricing model. Stock based compensation for both the three-month periods ended September 30, 2007 and September 30, 2006 was $45,960 and $15,101 to employees and non-employees, respectively. Since no grants were made to employees or non-employees during these periods, the amount recorded was attributable to the normal amortization of fair value of these awards into expense over the vesting period of the awards.

      INTEREST EXPENSE, net - Interest expense, net decreased by $83,909 to $113,543 during the three months ended September 30, 2007 from $197,452 in the comparable period in 2006. The decrease resulted from decreased interest charges of approximately $134,000 in connection with debt issuance costs and warrant costs. The debt issuance and warrant costs were fully accreted on May 1, 2007. Accordingly, the three months ended September 30, 2007 has no charge for these costs while the prior comparable recorded three months of those charges. This decrease was partially offset by increased interest charges of approximately $50,000 for the three months ended September 30, 2007 because the interest rate on the Senior Secured Convertible Notes increased to 18% on May 2, 2007.

NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

      NET REVENUES - Net revenues decreased $20,265 to $38,668 for the nine month period ended September 30, 2007 as compared to $58,933 in the prior comparable period. Revenues for the nine months ended September 30, 2006 consisted primarily of initial orders to new customers consisting of chain supermarkets. Revenues for the nine months ended September 30, 2007 consisted primarily of re-orders.

      COST OF SALES - Cost of Sales decreased $17,438 to $31,121 during the nine month period ended September 30, 2007 from $48,559 in the comparable prior period. In general, our cost of sales is variable to our net revenues. However, certain manufacturing events such as inventory adjustments may distort our cost of sales, and therefore our gross profit, during any particular period.

      GROSS PROFIT - Gross profit as a percentage of net revenues for the nine month period ended September 30, 2007 was a 19.6% compared to a 17.6% for the nine month period ended September 30, 2006. We do not believe that any comparison between periods is meaningful in our current stage of development and due to our limited sales to date.

      MARKETING, ADVERTISING AND PROMOTION - Marketing, advertising and promotion expenses increased $114,138 to $178,626 for the nine-month period ended September 30, 2007 from $64,488 for the nine-month period ended September 30, 2006. The increase is primarily related to additional print and television media advertising and sampling programs incurred in support of our product launch into retail chain supermarkets

      SELLING, GENERAL AND ADMINISTRATIVE - Selling, general and administrative expenses decreased by $370,993 to $1,130,073 during the nine-month period ended September 30, 2007 as compared to $1,130,073 in the comparable period in 2006. Approximately $228,000 of the savings was realized through lower legal fees. The balance of the net savings pertained to a decrease in the level of general operations..

      During the nine-months ended September 30, 2007, other selling, general and administrative expenses we incurred were $535,163 in salaries, wages and related personnel costs; approximately $60,592 in legal fees; approximately $112,787 for various insurance premiums typical of a public company; approximately $45,000 for board of director compensation, approximately $34,389 in management fees from BioChemics, approximately $73,700 in registered accountant fees; approximately $51,362 in rent expense. The remaining selling, general and administrative expenses pertained to our general operations.

      RESEARCH AND DEVELOPMENT - Research and development expenses increased by $150 to $150 for the nine-month period ended September 30, 2007 as compared to $0 in the comparable prior period in 2006. Due to working capital constraints, we suspended substantially all research and development activities at the end of 2005.

STOCK-BASED COMPENSATION -

      During the nine months ended September 30, 2007 and 2006 the Company recorded stock compensation expense of $137,880 and $45,303 for employees and consultants, respectively, in accordance with SFAS 123(R).

      INTEREST EXPENSE, net - Interest expense, net decreased by $135,282 to $451,054 during the nine months ended September 30, 2007 from $586,336 in the comparable period in 2006. The decrease resulted from decreased interest charges of approximately $224,000 in connection with debt issuance costs and warrant costs. The debt issuance and warrant costs were fully accreted on May 1, 2007. Accordingly, the nine months ended September 30, 2007 has only five months of charges for these costs while the prior comparable recorded nine months of those charges. This decrease was partially offset by increased interest charges of approximately $83,000 for the nine months ended September 30, 2007 because the interest rate on the Senior Secured Convertible Notes increased to 18% on May 2, 2007.

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

      At September 30, 2007, we had unrestricted cash of approximately $7,000 and working capital deficit of approximately $6.45 million. This deficit includes the senior secured convertible notes we sold in 2005 that matured on May 1, 2007. This deficit also includes approximately $2.05 million due to our parent, and approximately $237,000 in legal fees payable to our initial public offering counsel that we are contesting.

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

      Simultaneously with the execution of the Agreement, Portside entered into an Amendment to Senior Secured Convertible Note (the "Amendment") with the Company. Under the terms of the Amendment, in exchange for an extension fee in the amount of $43,993.00, payable December 31, 2007, Portside has agreed to extend the original maturity date of its remaining $87,845.00 in principal amount of the Note. The amended maturity date is December 31, 2007. Upon the amended maturity date, the Company agrees to pay Portside (i) $87,845.00 representing the principal amount of the Note outstanding, (ii) any accrued and unpaid interest thereunder, and (iii) the extension fee in the amount of $43,993.00. As part of the Amendment, Portside waived any Default or Event of Default by the Company based on the failure by the Company to repay amounts due under the Note any time prior to December 31, 2007 and rescinds the Notice of an Event of Default previously disclosed in the Form 8-K dated May 18, 2007. Portside also dismissed the lawsuit it had filed in the Supreme Court in the State of New York. The Company also agreed that it would give Portside the benefit of any higher extension fee that it may agree to pay to other holders of the Company's Senior Secured Convertible Notes due May 1, 2007. The Company has recorded debt restructuring expense in the amount of $43,993 for the six months ended June 30, 2007 in connection with the Agreement.

      On June 1, 2007, the Company received written notice (the "Smithfield Notice") from Smithfield Fiduciary, LLC ("Smithfield") that an Event of Default had occurred under the Smithfield Note and that Smithfield had elected to require the Company to redeem the Smithfield Note at the Event Price, as defined in the Smithfield Note. The Event Price is equal to 115% of the outstanding principal,plus accrued interest (or, if greater, 115% of the value of shares that such holder could receive upon conversion of the Smithfield Note, based on a five day trading average price). In addition, the default rate of interest on any unpaid amounts is 18%. In connection with receipt of the Smithfield Notice, the Company has recorded a charge for default premium on senior secured convertible notes in the amount of $112,500 during the nine months ended September 30, 2007.

      As of November 14, 2007 the Company has not received similar notices from the other note holders. If the Company had received similar notices from all the other remaining note holders, the Company would have recorded an additional charge for default premium on senior secured convertible notes in the amount of approximately $249,000 during the nine months ended September 30, 2007.

      The Company issued and/or is obligated to issue an aggregate of $860,000 face amount of 2-year 5% subordinated callable notes convertible at $1.75 per share with a maturity date of December 15, 2007 pursuant to the terms of the settlement agreements with the plaintiffs in the securities class action and shareholder derivative suits previously disclosed. At present, the Company does not have the funds required to pay these amounts when due and no assurance can be given that any forbearance or extension of the maturity date will be agreed to by the holders of these notes. A small group of potential investors has approached the holders of those notes in connection with a possible purchase of the notes at a discount. We understand that if the purchase transaction closes the purchaser group intends to extend the maturity date. Court approval would be required for the purchase of the class members' notes but there can be no assurance that such approval will be obtained. There can be no assurance that the purchase will close or that if it does close that the maturity date will be extended.

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

      Our ability to continue our business activities, including increasing our marketing support for our existing products, funding of the development of our product candidates through BioChemics and the commercialization of these product candidates, will depend upon, among other things, raising capital from third parties or receiving net cash flows from sales of our products. To date we have not generated significant cash flows from the sales of our products. If we successfully generate cash through any of these methods, our priorities will be:
(i) to contribute to support our existing products; (ii) to bring our acne product candidate to market; and (iii) to commence clinical trials for our ibuprofen candidate.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

      The following table sets forth our contractual obligations and commitments for the next five years, as of September 30, 2007.


                                                              LESS THAN          1-3             3-5             5-7
                                                 TOTAL          1 YEAR          YEARS           YEARS           YEARS
                                            --------------  --------------  --------------  --------------  --------------
Long-term debt                              $           -   $           -   $           -   $           -   $           -
Capital lease obligations                           9,735           3,031           6,704               -               -
Operating lease obligations                             -               -               -               -               -
Note maturities                                 3,370,000       3,370,000
Default premium on note maturities                112,500         112,500
Unconditional purchase obligations                      -               -               -               -               -
Employment agreements                           2,205,000         315,000         630,000         630,000         630,000
                                            --------------  --------------  --------------  --------------  --------------

Total                                       $   5,697,235   $   3,800,531   $     636,704   $     630,000   $     630,000
                                            ==============  ==============  ==============  ==============  ==============

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

                                    SIGNATURE

      In accordance with Section 13 and 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2007.

                                           VASO ACTIVE PHARMACEUTICALS, INC.

                                           By: /s/ Joseph Frattaroli
                                              ----------------------------------
                                           Joseph Frattaroli
                                           President and Acting Chief Executive
                                           Officer Chief Financial Officer