Form 10KSB
period 2007-12-31
VASO ACTIVE PHARMACEUTICALS INC
filed 2008-03-31
CIK 1232400

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

      Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act |X|

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes| | No|X|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes|_| No|X|

      The issuer's revenues for its most recent fiscal year were $49,792.

      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of March 26, 2008 was $658,763, based on 5,728,371 shares of Class A Common Stock held by non-affiliates at $0.115 per share, based on the average of the bid and asked prices as of the same date as quoted in the OTC Bulletin Board.

      The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date was:

Class A Common Stock, $0.0001 par value         5,828,604 shares outstanding on March 28, 2008
Class B Common Stock, $0.0001 par value         4,500,000 shares outstanding on March 28, 2008

Transitional Small Business Disclosure Format  Yes|_| No|X|

                        VASO ACTIVE PHARMACEUTICALS, INC.
                                TABLE OF CONTENTS


                                     PART I

                                                                            Page
                                                                            ----
Item 1.     Description of Business.                                          5
Item 2.     Description of Property.                                         23
Item 3.     Legal Proceedings.                                               23
Item 4.     Submission of Matters to a Vote of Security Holders.             24

                                     PART II

Item 5.     Market for Common Equity, Related Stockholder Matters and
            Small Business Issuer Purchases of Equity Securities.            25
Item 6.     Management's Discussion and Analysis or Plan of Operations.      27
Item 7.     Financial Statements.                                            31
Item 8.     Changes In and Disagreements With Accountants On Accounting
            and Financial Disclosure.                                        31
Item 8A(T). Controls and Procedures.                                         31

                                    PART III


Item 9.     Directors, Executive Officers, Promoters and Control Persons
            and Corporate Compliance; Compliance With Section 16(a) of
            the Exchange Act.                                                31
Item 10.    Executive Compensation.                                          37
Item 11.    Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters.                                 41
Item 12.    Certain Relationships and Related Transactions and Director
            Independence.                                                    43
Item 13.    Exhibits.                                                        46
Item 14.    Principal Accountant Fees and Services.                          47


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

      The single most pressing factor that could cause actual results to differ materially and adversely is our lack of working capital and our need to raise additional capital to repay Senior Secured Convertible Notes in the principal amount of $2,500,000 that became due on May 1, 2007 and 5% Subordinated Callable Convertible Notes in the aggregate principal amount of $860,000 that became due in December 2007 and February 2008 and that remain unpaid at this time.

      Other factors that could cause actual results to differ materially include without limitation:

      o our inability to repay our debt and the potential consequences thereof, such as bankruptcy;
      o     an inability to arrange debt or equity financing;
      o     our ability to finance our business;
      o     the outcome of pending litigation or future legal proceedings;
      o     the impact of new technologies on our products and our competition;
      o adverse changes in laws or rules or regulations of governmental agencies;
      o     interruptions or cancellation of existing contracts;
      o     impact of competitive products and pricing;
      o     product demand and market acceptance and risks;
      o     the presence of competitors with greater financial resources;
      o     product development and commercialization risks;
      o our ability to maintain our current pricing model and/or decrease our cost of sales;
      o continued availability of supplies or materials used in manufacturing at the current prices;
      o the ability of management to execute plans and motivate personnel in the execution of those plans;
      o     adverse publicity related to our products or the Company itself;
      o     adverse claims relating to our intellectual property;
      o     the adoption of new, or changes in, accounting principles;
      o the costs inherent with complying with new statutes and regulations applicable to public reporting companies, such as the Sarbanes-Oxley Act of 2002;
      o other new lines of business that the Company may enter in the future; and

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

ITEM 1.  DESCRIPTION OF BUSINESS

      We are a company focused on commercializing, marketing and selling over-the-counter ("OTC") pharmaceutical products that we believe incorporate a proprietary PENtoCORE technology. In addition, although we are currently constrained by a lack of adequate working capital from pursuing its further development, we also own the exclusive OTC worldwide license to use and practice a patented vaso active lipid encapsulated ("VALE") technology. The unique VALE technology is intended to be a patchless, lipid-based delivery system that BioChemics, Inc., our majority stockholder, is formulating into various applications that the Company hopes to market in the future, subject to receipt of appropriate Food and Drug Administration, or "FDA," approvals and subject to the Company successfully raising additional working capital. The technology uses an active process incorporating chemical vasodilators to deliver drugs through the skin and into the bloodstream. The PENtoCORE technology is a topical formulation, in contrast to the VALE transdermal technology. The Company is currently marketing three products that incorporate the proprietary PENtoCORE technology:

      o OSTEON - an OTC external analgesic designed to provide temporary relief from the muscular-skeletal pain associated with arthritis;
      o A-R EXTREME - an OTC external analgesic designed to provide temporary relief from the muscle and joint pain associated with athletic activity; and
      o     TERMIN8 - an OTC antifungal lotion designed to treat athlete's foot.

      The Company has a product candidate, RepiDerm, for the treatment of acne. The formulation of the product has been completed. Our activities relating to labeling, package design and branding for the product have been suspended due to working capital constraints. We have five additional product candidates at various stages of formulation and development. Further development of our product candidates is currently constrained by a lack of adequate working capital.

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

      We and Biochemics have filed a malpractice lawsuit against Robinson & Cole LLP, the law firm that represented us in the initial public offering. See Item 3 "Legal Proceedings" in this Annual Report on Form 10-KSB.

      During 2004, together with newly engaged outside FDA counsel, we revised our product labels and in September 2004, began shipping our products on a limited basis. In July 2005, we entered into a product brokerage agreement with Ferolie Corporation, d/b/a Eastern Sales & Marketing, or ESM, a marketing and merchandising agency, to sell our products to retailers. During July of 2006 we began shipping product under this brokerage agreement and we continued throughout 2007 to ship product under this brokerage agreement. See Item 1, "Description of Business - Distribution" for further discussion regarding the Ferolie agreement.

      Although we believe that our products if supported by sufficient advertising will earn retailers' acceptance, there can be no assurance that this will happen, or if it does, that it will continue. Since beginning making shipments under the Ferolie brokerage agreement, in July 2006, we have been constrained by the lack of adequate working capital in support of advertising and we believe that this has adversely affected our market penetration levels.

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

      Due to our working capital constraints, since the end of 2005, we suspended all active orders engaging Biochemics to perform research and development on our behalf until further notice.

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

      After successful completion of the required clinical testing, generally an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the United States. The NDA must include the results of extensive clinical and other testing and a compilation of data relating to the product's pharmacology, chemistry, manufacture, and controls. The cost of preparing and submitting an NDA is substantial. Under federal law, the submission of NDAs are additionally subject to substantial applications user fees, which currently range from $589,000 to $1,178,000 and the manufacturer and/or sponsor under an approved NDA are also subject to annual product and establishment user fees, currently exceeding $65,000 per product and $390,000 per establishment. These fees are typically increased annually.

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

      We have suspended our direct-to-consumer television campaigns for Osteon pending obtaining further financing or arranging a joint venture with a direct-to-consumer marketing company. To date we have not obtained further financing or joint venture arrangements and can not be certain when we may be able to resume the direct-to-consumer television campaings, if at all. For further information regarding our marketing of Osteon, see "Distribution" in this section below.

      Our commercialization strategy includes achieving market penetration through wholesale distribution to chain drug and grocery stores for AR-Extreme, Termin8 and Osteon. We began shipping wholesale product under purchase orders in July 2006 to chain drug and grocery stores and we continued shipping under purchase orders throughout 2007.

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

      The table below describes our six product candidates and the status of each product: The further development of our product candidates, and our ability ultimately to bring these candidates to market, will depend upon, among other factors, our ability to obtain additional working capital from third parties and the extent to which our efforts to market our existing products result in cash flow from sales. To date we have not obtained additional working capital from third parties and cash flows from our existing products have not been significant. Accordingly, our ability to ultimately bring any of these product candidates to market without additional funding during 2008 is in question at the present time.

PRODUCT CANDIDATE                      TECHNOLOGY                      PRE-MARKET APPROVAL      CURRENT STAGE OF
                                                                       REQUIRED? (A)            DEVELOPMENT
----------------------------------------------------------------------------------------------------------------------------
1)  Acne Treatment                     Proprietary PENtoCORE           No                       Formula finalized.
                                       topical                                                  Preliminary package
                                                                                                  design and branding
                                                                                                  completed.

2)  Analgesic utilizing ibuprofen      Patented VALE Transdermal       Yes                      Pre-clinical testing &
                                                                                                research (including
                                                                                                   formulation)-
                                                                                                   Suspended
                                                                                                   indefinitely.

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

3) OTHER OTC DRUG MONOGRAPH PRODUCT CANDIDATES

      We have a number of formulas under development for us by BioChemics for each of these product candidates. None of the formulas have been finalized. Subject to the availability of additional working capital, we plan to finalize three new product candidates in this category. However our ability to launch those three product candidates within their applicable OTC Drug Monograph is uncertain at the present time due to capital constraints. In response to changing market demands, we may seek to have products developed for us which address conditions other than those indicated in the table above. In any such instance, we intend that the product would be within the applicable OTC Drug Monograph.

4) TOENAIL FUNGUS

      We are in the formulation development stage of our toenail fungus product candidate. We expect this product candidate will require pre-market approval. Based upon our current plans, we do not expect to devote substantial resources during 2008 for this product candidate

DISTRIBUTION

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

      In the first quarter of 2006 we shifted our marketing emphasis to the New York City metropolitan and New Jersey markets in support of our initial retail product launch into those markets during the second quarter of 2006. At this time we have been unable to resume the direct-to-consumer campaign due to lack of working capital. There can be no assurance that we will be able to obtain further financing or to enter into a joint venture arrangement that would enable us to resume the campaign.

      In July 2006 the Company commenced wholesale distribution under purchase order to chain drug and grocery stores. At March 31, 2008 products are being distributed through eight drug and grocery chains totaling more than 1,000 retail stores plus 120 independent pharmacies. In addition our products are available for purchase on Amazon.com, AmericaRX.com, HarmonDiscount.com, and AlleonPharmacy.net. Online sales have not been significant to date.

COMPETITION

      We are engaged in a rapidly evolving field. If our product distribution and commercial marketing efforts take full effect, we expect to compete primarily with established pharmaceutical companies such as Pfizer Inc., Bristol-Myers Squibb Company, Schering-Plough Corporation, Alza Corporation, and emerging biotechnology companies like Cygnus, Inc. and Elan Corporation plc, as well as research and academic institutions, and others. Competition is intense and expected to increase.

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

EMPLOYEES

      At March 31, 2008, we employed nine persons. Five of the nine persons are employed full time by us. One officer, our Vice President and Chief Scientific Officer, devotes substantially all of his time to us but is also employed by Biochemics. Our former Chief Executive Officer devotes approximately 70% of his time to us and 30% of his time to BioChemics. One other individual splits her time equally between our company and BioChemics. In addition, we employed one administrative person on a part-time basis. We do not have a collective bargaining agreement with our employees; nor are any of our employees members of any labor union.

RISK FACTORS

                          RISKS RELATED TO OUR BUSINESS

WE HAVE INSUFFICIENT CASH FLOW TO FUND OUR OPERATIONS AND TO MEET OUR DEBT OBLIGATIONS WHICH RAISES SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

      Our cash and cash equivalents totaled less than $10,000 as of March 31, 2008. We will need to raise at least $4.1 million as of March 31, 2008 in additional funds through a financing or otherwise to pay the principal amount of $2,500,000 due on the senior secured convertible notes issued in August 2005 and to pay the principal amount of $860,000 due on notes issued in connection with settlement of our class action lawsuit and derivate actions, plus accrued interest and default premiums on those senior secured convertible notes. The principal amount of the notes ($2,500,000) became due on May 1, 2007 and continues to remain unpaid. The principal amount of the settlement notes payable ($860,000) became due in December 2007 and February 2008 and continues to remain unpaid. The lender of the senior secured convertible notes may seek to foreclose on our assets, liquidate us, or have us declared insolvent. We have incurred net losses in the past, and we may not be able to repay our existing debt obligations if we are unable to refinance or otherwise repay the notes.

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

WE HAVE NEVER BEEN PROFITABLE AND MAY NEVER ACHIEVE
OR SUSTAIN PROFITABILITY.

      We do not have any significant revenues and we have never been profitable and we may not achieve profitability in the foreseeable future, if at all. Our ability to generate profits in the future will depend on a number of factors, including:

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

      At December 31, 2007, we had an accumulated deficit of approximately $16.0 million. We expect to incur additional operating losses as we expand our commercialization, marketing, and sales efforts. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations may be materially and adversely affected.

WE ARE A COMPANY THAT HAS A LIMITED OPERATING HISTORY. THEREFORE
OUR BUSINESS OPERATIONS MAY NEVER FULLY MATERIALIZE AND CREATE VALUE FOR INVESTORS.

      We are a company focused on commercializing, marketing and selling OTC pharmaceutical products. We began our operations as a division of BioChemics in January 2001. We have operated as a separate subsidiary of BioChemics since January 2003. Our Termin8, A-R Extreme and Osteon products are in the early stages of commercialization. One of our product candidates, RepiDerm, has undergone preliminary package design; the remainder of our product candidates are only in the early stages of development. We have not yet recognized significant revenue from product sales. You should evaluate the likelihood of financial and operational success in light of the uncertainties and complexities present in an early-stage company, many of which are beyond our control, including:

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

OUR INDEBTEDNESS COULD FORCE US TO BE LIQUIDATED OR REORGANIZED

      In August 2005, we completed a private placement of $2,500,000 in aggregate principal amount of Senior Secured Convertible Notes that became due May 1, 2007. On May 1, 2007 we failed to pay the principal amount due. The principal amount due plus accrued interest and certain default premiums continue to remain unpaid at March 31, 2008.

      We have also incurred substantial indebtedness (subordinated to the notes and all of our other indebtedness) as we have issued convertible notes in the aggregate principal amount of $860,000 in connection with the settlement of a consolidated class action lawsuit and derivative actions involving the Company. The principal on these subordinated notes became due in December 2007 and February 2008. We failed to pay those amounts when due and they continue to remain unpaid at March 31, 2008. Our substantial indebtedness could have important consequences for investors. The senior secured lenders could foreclose on our assets, seek to liquidate us or have us declared insolvent. We may be forced into bankruptcy reorganization or liquidation. In addition, our substantial indebtedness could:

      o require the dedication of our cash flows from operations, if any, to the payment of principal of and interest on our indebtedness, thereby reducing or eliminating the availability of capital to fund our operations, working capital, capital expenditures, acquisitions and other general corporate purposes;

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

      We may incur substantial additional debt in the future. While the terms of the notes issued in the August 2005 private financing impose certain limits on our ability to incur additional debt, we are permitted to incur additional debt subject to compliance with the terms and conditions set forth in the Securities Purchase Agreement for the August 2005 financing. If a significant amount of new debt is added to our current levels, the related risks described above could intensify.

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

      We do not possess product development capability. As a result, we depend on collaborations with third parties, such as BioChemics, for development of our product candidates. During the years ended December 31, 2007 and 2006, we incurred research and development costs of approximately $150 and $4,900, respectively, related package design and testing. We incurred these costs pursuant to a February 2003 manufacturing and development agreement with BioChemics. At the end of 2005, we suspended substantially all research and development of product candidates due to lack of adequate working capital. The suspension of research and development may adversely our competitiveness in the marketplace.

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

      We were originally formed as a division of BioChemics and the viability and financial strength of BioChemics is critical to our success. Throughout our development, we have relied on services and financing provided to us by BioChemics. When we became an independent operating entity, we entered into a license agreement and, prior to the consummation of our initial public offering, a manufacturing and development agreement with BioChemics. We presently maintain our executive offices on premises that we share with BioChemics. We do not have a lease agreement with BioChemics. We believe that we can obtain suitable alternative space without any material disruption of our business and that such space will be available to us in the future on commercially reasonable terms, although there can be no assurance that we would be able to obtain such suitable space, or if we were required to obtain other suitable space, there can be no assurance that it will be on reasonable terms. Since, pursuant to the administrative support agreement by and between the Company and BioChemics, BioChemics provides us with administrative and managerial support, our results of operations include allocations of certain BioChemics expenses, such as centralized accounting, data processing, utilities, supplies, telephone and other BioChemics corporate services and infrastructure costs. These expenses have been charged back to us as a management fee. We recorded approximately $46,000 in such fees during each of the years ended December 31, 2007 and 2006. These costs are included in selling, general and administrative expenses. The expense allocations have been determined on the basis that we and BioChemics consider to be reasonable reflections of the utilization of services provided for the benefit received by us. The loss of the services provided by BioChemics or the loss of the license of the VALE patents or the PENtoCORE technology under the license agreement would have a material adverse effect on our business, financial condition and results of operations.

      BioChemics has never been profitable and most likely will not achieve profitability in the near future, if ever. Although BioChemics was founded in 1989, and incorporated in 1991, it is still a development stage company. It has generated significant losses through December 31, 2007, has limited revenue, and is likely to sustain operating losses in the foreseeable future. BioChemics' operations are subject to all of the risks inherent in the establishment of a business enterprise. Through December 31, 2007, BioChemics had an unaudited, consolidated accumulated deficit of approximately $21.5 million, which includes the operations of Vaso Active. In addition, as of December 31, 2007, BioChemics was in default under debt obligations in the approximate amount of $10.9 million, which includes accrued interest, that it has issued to private investors. Approximately $7.1 million of BioChemics' debt, inclusive of accrued interest, is held by Mr. Masiz, members of his family and Robert E. Anderson (the Chairman of our Board of Directors who is also a member of the Board of Directors of BioChemics). Although BioChemics is attempting to restructure or refinance these obligations, there can be no assurance that it will be able to do so on acceptable terms. If BioChemics is not successful in maintaining its financial viability, our business, financial condition and results of operations may be materially and adversely affected. BioChemics anticipates that it will continue to incur net losses and be unprofitable for the foreseeable future. There can be no assurance that BioChemics will ever operate at a profit even if its or our products are commercialized.

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

      Our principal stockholder, BioChemics, owns 4,500,000 shares of our Class B Common Stock, which at December 31, 2007 represented approximately 70% of the combined voting power of our common stock. Mr. Masiz, as President, Chief Executive Officer and Chairman of BioChemics and, as the principal stockholder in BioChemics, will be able to control the outcome of many types of stockholder votes, including votes concerning the election of our directors, the adoption or amendment to provisions in our certificate of incorporation or by-laws, the approval of mergers and/or acquisitions, decisions affecting our capital structure and other significant corporate transactions. This concentration of ownership may delay, deter or prevent transactions that would result in a change of control, which in turn could reduce the value of our common stock.

INVESTORS MAY EXPERIENCE SUBSTANTIAL DILUTION OF THEIR INVESTMENT.

      In the past and more recently, we have issued convertible notes, options and warrants to acquire Class A Common Stock. These securities include the $2,500,000 aggregate principal amount of senior secured convertible notes that we issued in August 2005 and the warrants which we issued to the purchasers of the notes. In October 2005, we also issued an additional 100,000 warrants to those investors for extending deadlines with respect to filing the registration statement for the shares of Class A Common Stock underlying their investment as well as possible additional investment. We also have issued convertible notes in connection with our 2005 litigation settlements. To the extent these outstanding securities are ultimately exercised, there will be dilution to investors. Investors may experience further dilution of their investment if we raise capital through the sale of additional equity securities or convertible debt securities. Any sales in the public market of the Class A Common Stock issuable upon such conversion could adversely affect prevailing market prices for our common stock.

THERE IS NO ORGANIZED MARKET FOR OUR STOCK; OUR STOCK PRICE HAS BEEN VOLATILE AND COULD EXPERIENCE SUBSTANTIAL DECLINES.

      Our securities are currently quoted in the OTC Bulletin Board under the trading symbol "VAPH.OB." The market price of our common stock has experienced, and may continue to experience, significant volatility. From January 1, 2005 to March 28, 2008, the per share closing price of our common stock has ranged from $0.05 to $1.05. There is not currently an organized market in our securities, and there can be no assurance that such a market will develop
..

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

      In addition, in recent years, the stock market, and the market for pharmaceutical companies in particular, has generally experienced significant price and volume fluctuations. This volatility has affected the market prices of securities issued by many companies, often for reasons unrelated to their operating performance, and it may adversely affect the price of our common stock. In the past, securities class action litigation has often been instituted following periods of volatility in the market price of a company's securities. For example, in 2005 we settled, and received final court approval of, several securities class action lawsuits.

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

ITEM 2.  DESCRIPTION OF PROPERTY

      Currently, we share our principal corporate office space with BioChemics in Danvers, Massachusetts. Our principal corporate offices accommodate our operational, selling, marketing and administrative needs. The lease for this approximately 6,800 square feet of office space is held by BioChemics and expires May 2012. We do not have a written lease agreement with BioChemics. Although we do not have a formal lease agreement with BioChemics, we currently pay approximately $6,400 per month in rent to BioChemics for our office and warehouse space. We do not own or lease any other real property. During each of 2007 and 2006, we recorded approximately $71,000 and $54,000 respectively in rent expense for this office and warehouse facility. During 2007 the $71,000 rent was treated as an advance from Biochemic. We anticipate that this arrangement will continue at least through May 2012. We believe that our existing facilities are adequate to support our existing operations and that, if needed, we will be able to obtain suitable additional facilities on commercially reasonable terms, although there can be no assurances that we would be able to obtain such space on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

LAWSUIT AGAINST ROBINSON & COLE LLP

      The Company filed a lawsuit in 2006 in the Massachusetts Superior Court against the law firm of Robinson & Cole LLP. The Company is seeking damages as a result of harm and losses that it believes it suffered as a result of advice provided by Robinson & Cole in connection with the Company's initial public offering in 2003. The Company believes that, as a direct result of Robinson & Cole's actions, it sustained over $100 million in damages due to lost market capitalization, out-of-pocket expenses, loss of market opportunities and related damages.

      The lawsuit has been brought on a contingency fee basis, and the costs of the lawsuit are therefore not expected to be material to the Company's current cash flow or resources. Robinson & Cole has answered the Complaint by denying the material allegations and has filed a third-party complaint against John J. Masiz. Mr. Masiz has denied the validity of the claims against him. Fact discovery has been substantially completed. Based upon a Scheduling Order issued by the Court, we believe that, unless there is a a pre-trial disposition of the case, trial of this matter is likely to occur in late 2008, although there is substantial uncertainty about this litigation.

GENERAL

      Other than described above, we are not a party to any pending legal Proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for a vote of the shareholders during the year ended December 31, 2007.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

      Our Class A Common Stock, $0.0001 par value, began trading on December 10, 2003 on the Nasdaq SmallCap Market under the symbol "VAPH." In light of the substantial administrative and cash burdens of maintaining our Nasdaq listing, we determined that it was in the best interests of our shareholders for the company to cease voluntarily the listing of its securities on Nasdaq. Effective April 8, 2004, upon our request, our Class A Common Stock ceased to be listed on Nasdaq. Beginning April 15, 2004, our Class A Common Stock was quoted on the Pink Sheets. Since February 17, 2006, our Class A Common Stock has been quoted on the OTC Bulletin Board under the symbol "VAPH.ob".

      The following table sets forth the high and low sale price quotations (split adjusted) for each calendar quarter in which trading occurred during the last three fiscal years. Such quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

        Year          Quarter           High Price           Low Price
    ------------  ----------------  ------------------   -----------------

        2007       Fourth Quarter   $             0.20   $            0.10
                   Third Quarter                  0.35                0.11
                   Second Quarter                 0.39                0.09
                   First Quarter                  0.39                0.16

        2006       Fourth Quarter   $             0.29   $            0.15
                   Third Quarter                  0.51                0.28
                   Second Quarter                 0.70                0.42
                   First Quarter                  0.85                0.30

        2005       Fourth Quarter   $             0.65   $            0.42
                   Third Quarter                  0.82                0.41
                   Second Quarter                 1.05                0.20
                   First Quarter                  0.95                0.53


HOLDERS

      As of March 27, 2008, there were approximately 27 holders of record of shares of our Class A Common Stock. There is one holder, BioChemics, of our Class B Common Stock.

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

      The Securities Purchase Agreement that we entered into in connection with our August 2005 private financing prohibits our paying dividends on either class of our common stock so long as 20% of the notes issued in that financing remain outstanding, and at present 100% remain outstanding.

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

EQUITY COMPENSATION PLAN INFORMATION

      The following table sets forth information as of December 31, 2007, concerning compensation plans for which the Company has authorized the future issuance of shares of its Class A Common Stock:

                               Number of
                             securities to       Weighted
                             be issued upon      average         Number of
                              exercise of     exercise price     securities
                              outstanding     of outstanding     remaining
                                options,         options,      available for
                              warrants and     warrants and        future
                                 rights           rights          issuance
                             --------------   --------------   -------------
      Equity compensation        1,410,000(1) $        1.52(1)     1,590,000(2)
      plans approved by
      security holders (1)

      Equity compensation
      plans not approved by
      security holders                  --               --              --
                             --------------   --------------   -------------
      Total                      1,410,000             1.52       1,590,000
                             --------------   --------------   -------------

      (1) Consists of: (a) 1,080,000 shares of Class A Common Stock issuable upon exercise of outstanding options under the 2003 Stock Incentive Plan, having a weighted average exercise price of $1.68 per share, and (b) 330,000 shares of Class A Common Stock issuable upon exercise of outstanding options under the 2003 Non-Employee Director Compensation Plan, having a weighted average of $1.14 per share.

      (2) As of December 31, 2007, a total of 1,020,000 shares of Class A Common Stock remained available for future issuance under the 2003 Stock Incentive Plan, and 570,000 shares of Class A Common Stock remained available for future issuance under the 2003 Non-Employee Director Compensation Plan.

RECENT SALES OF UNREGISTERED SECURITIES

      During 2007, no securities were sold by us that were not registered under the Securities Act of 1933:

REPURCHASES OF EQUITY SECURITIES OF THE ISSUER

      During 2007, we did not repurchase any of our outstanding securities.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

BUSINESS OVERVIEW

      Vaso Active, organized in January 2003, focuses on commercializing, marketing and selling over-the-counter pharmaceutical products that we believe incorporate a proprietary PENtoCORE technology. Vaso Active's earlier focus on pre-clinical testing and research on a patented VALE technology has been adversely limited due to lack of adequate working capital.

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

      During 2006 the Company commenced wholesale distribution under purchase order to chain drug and grocery stores. At March 28, 2008 products are being distributed through eight drug and grocery chains totaling more than 1,000 retail stores plus 120 independent pharmacies. In addition our products are available for purchase on Amazon.com, AmericaRX.com, HarmonDiscount.com, and AlleonPharmacy.net. Online sales have not been significant to date.

SIGNIFICANT ACCOUNTING POLICIES

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

      STOCK-BASED COMPENSATION - As part of our compensation programs offered to our employees, we grant stock options. In the first quarter of 2006 the Company adopted Statement of Financial Accounting Standards No. 123(R) "Share-Based Payments" ("SFAS 123(R)"), which requires all share-based payments to employees, including stock options and stock issued under certain employee stock purchase plans, to be recognized in the Company's financial statements at their grant date fair value. SFAS 123(R) requires the Company to estimate future forfeitures of stock-based compensation. The Company use the Black-Scholes option pricing model to determine the fair value of options under SFAS 123(R) and has elected to use the modified-prospective transition method, in which prior period financial statements will not be restated but disclosure of the pro forma net loss calculation will be included in the footnotes to the financial statements for periods prior to fiscal 2006 and the adoption of SFAS 123(R).

      During the year ended December 31, 2007, the Company recorded stock-based compensation expense of $110,491 in accordance with SFAS 123(R).

2007 COMPARED TO 2006

      NET REVENUES - Net revenues for the year ended December 31, 2007 decreased by approximately 53% to $49,792 from $104,864 in the comparable period in 2006. Although the dollar value of shipments in both 2007 and 2006 were not significant in relation to the scale of our operations, the significant percentage decrease is the result of shipments in 2006 to chain drug and grocery stores consisting largely of initial orders. We did not ship a significant amount of initial orders to chain drug and grocery stores during 2007. Our ability to properly support a significantly larger distribution network has been negatively affected due to working capital constraints.

      COST OF SALES - Cost of sales principally includes the cost of products and inventory adjustments. Cost of sales decreased by approximately 65% to $42,841 from $123,743 in the comparable period in 2006. Cost of sales for 2006 included a charge of approximately $60,000 to reserve for expiring product and $10,972 for production expenses that did not recur in 2007. At our current low level of sales we believe there can be no meaningful comparisons.

      MARKETING, ADVERTISING AND PROMOTION - Marketing, advertising and promotion expenses for the year ended December 31, 2007 increased $172,638 to $242,273 from $69,635 in the comparable period in 2006. The increase was due primarily to increased costs of approximately $165,000 incurred in promotional sampling programs during 2007.

      SELLING, GENERAL AND ADMINISTRATIVE - Selling, general and administrative expenses decreased by $459,347 to $1,443,495 during the year ended December 31, 2007 as compared to $1,902,842 in the comparable period in 2006.

      Selling, general and administrative expenses in 2007 primarily consist of salaries and wages of approximately $738,000, professional fees such as legal, audit and director fees of approximately $217,000,commercial liability and directors and officers insurance costs of approximately $146,000. The balance of the expenses are comprised of general overhead such as facility costs.

      RESEARCH AND DEVELOPMENT - Research and development expenses decreased by $4,761 to $150 for the year ended December 31, 2007 as compared to $4,911 for the comparable period in 2006. We suspended substantially all research and development expenditures in December 2005 due to working capital constraints.

      INTEREST EXPENSE - Interest expense decreased by $223,552 to $564,587 during the year ended December 31, 2007 from $788,039 in the comparable period in 2006. The decrease results primarily from decreased interest charges of approximately $358,000 in connection with debt issuance costs and warrant costs being fully accreted on May 1, 2007. The prior comparable period in 2006 recorded twelve months of those charges. This decrease was partially offset by increased interest charges of approximately $133,000 from May 2, 2007 to December 31, 2007 because the interest rate on the Senior Secured Convertible Notes increased to 18% on May 2, 2007.

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

      On August 16, 2005, under a Securities Purchase Agreement (the "Purchase Agreement"), we issued a series of Senior Secured Convertible Notes (the "Notes") due May 1, 2007 in the aggregate principal amount of $2,500,000. The Company received approximately $1,700,000 in net cash proceeds from financing after placement fees, legal expenses, other offering costs, and funding of an escrow for future interest payments on the Notes. Placement fees, legal expenses and other offering costs paid were approximately $360,000 and approximately $437,000 was placed into escrow to fund substantially all of the Company's interest payments on the Notes (assuming that the Notes continue to accrue interest at the initial rate of 10% per annum).

      THE NOTES. The Notes had an initial term of 21 months, and the principal of the Notes was due and payable in a single payment on May 1, 2007. The original terms of the Notes provided for interest at the six month LIBOR plus 6% with a floor of 10.0% and a ceiling of 12.0% and a default rate of interest of 18% per annum. The Notes presently accrue interest at 18% per annum because they are currently in default. We are not currently making any interest payments on these notes and are not likely to be able to do so in the foreseeable future.

      The Notes are secured by all of the assets of the Company. The Notes are convertible, by the holders of the Notes, at any time into shares of the Company's Class A Common Stock at a price of $0.70 per share (subject to adjustment under certain circumstances, e.g., anti-dilution adjustments).

      On May 1, 2007, the Company failed to pay the principal amount outstanding under the Notes and the principal amount plus accrued interest and certain default premiums continue to be unpaid at this time. Under the terms of the Notes, this may be deemed to be an Event of Default, which gives the holders of the Notes the right to require the Company to repurchase the notes at 115% of the outstanding principal, plus interest or, if greater, 115% of the value of the shares that such holder could receive upon conversion of the Notes, based on a five day trading average price, (the "Event Price"). The default rate of interest on any unpaid amounts is 18%. In addition, Iroquois Master Fund, L.P. ("Iroquois"), as collateral agent for the purchasers of the Notes, may assert its rights under the Security Agreement, dated August 16, 2005, among the Company, Iroquois and the purchasers of the Notes.

      The Company has been in discussions with representatives of Iroquois regarding the terms of a possible restructuring of these obligations, but no agreements have been reached. If the Company is unable to negotiate a forbearance, extension or other arrangement, it may be forced to seek relief from its creditors in bankruptcy, or the holders of such notes might seek to foreclose on the Company assets, liquidate the Company, or have it declared insolvent.

      On May 18, 2007, the Company received written notice (the "Notice") from Portside Growth and Opportunity Fund, ("Portside") that an Event of Default had occurred under the Portside Note and that Portside had elected to require the Company to redeem the Portside Note at the Event Price.

      On July 17, 2007 Portside entered into a Secondary Securities Purchase Agreement (the "Agreement") with Frontier Holdings Company, Inc. ("Frontier") whereby Portside sold to Frontier an interest in its Senior Secured Convertible Note (the "Note") due May 1, 2007, representing $253,772 in principal amount of the Note of $341,617. John Masiz, a key employee and stockholder of the Company, holds a controlling interest in Frontier.

      Simultaneously with the execution of the Agreement, Portside entered into an Amendment to Senior Secured Convertible Note (the "Amendment") with the Company. Under the terms of the Amendment, in exchange for an extension fee in the amount of $43,993, payable December 31, 2007, Portside agreed to extend the original maturity date of its remaining $87,845 in principal amount of the Note to December 31, 2007. Upon the amended maturity date, the Company agreed to pay Portside (i) $87,845 representing the principal amount of the Note outstanding, (ii) any accrued and unpaid interest thereunder, and (iii) the extension fee in the amount of $43,993. As part of the Amendment, Portside waived any Default or Event of Default by the Company based on the failure by the Company to repay amounts due under the Note any time prior to December 31, 2007 and rescinded the Notice of an Event of Default previously disclosed in the Company's Form 8-K dated May 18, 2007. Portside also dismissed a lawsuit it had filed in the Supreme Court in the State of New York seeking to enforce its rights under the Note. The Company also agreed that it would give Portside the benefit of any higher extension fee that it may agree to pay to other holders of the Company's Senior Secured Convertible Notes due May 1, 2007. The Company has recorded debt restructuring expense in the amount of $43,993 for the year ended December 31, 2007 in connection with the Agreement. On December 31, 2007 the Company failed to repay the remaining $87,845 in principal amount of the Portside Note and the extension fee in the amount of $43,993 and those amounts continue to be unpaid.

      On June 1, 2007, the Company received written notice (the "Smithfield Notice") from Smithfield Fiduciary, LLC ("Smithfield") that an Event of Default had occurred under the Smithfield Note, in the original principal amount of $750,000, and that Smithfield had elected to require the Company to redeem the Smithfield Note at the Event Price, as defined in the Smithfield Note. The Event Price is equal to 115% of the outstanding principal, plus accrued interest (or, if greater, 115% of the value of shares that such holder could receive upon conversion of the Smithfield Note, based on a five day trading average price). In addition, the default rate of interest on any unpaid amounts is 18%. In connection with receipt of the Smithfield Notice, the Company has recorded a charge for default premium on senior secured convertible notes in the amount of $112,500 during the year ended December 31, 2007.

      As of March 28, 2008 the Company has not received similar notices from the other note holders. If the Company had received similar notices from all the other remaining note holders, the Company would have recorded an additional charge for default premium on senior secured convertible notes in the amount of approximately $249,000 during the year ended December 31, 2007.

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

      ADDITIONAL INVESTMENT RIGHTS (AIRS). In addition, the investors received AIRs to purchase up to $1,875,000 in aggregate principal amount of additional Notes at any time through May 1, 2007, which was the maturity date of the Notes, together with additional five-year Warrants to purchase a total of 974,026 shares of Class A Common Stock. The investors did not exercise the AIRs.

      Under the Purchase Agreement, the Company is required to reserve for issuance a total of 8,522,727 shares of Class A Common Stock, in connection with the possible conversion of Notes (including the additional Notes) and the possible exercise of the Warrants (including the additional Warrants).

      At December 31, 2007 we had unrestricted cash of $6,324 and a working capital deficiency of approximately $6.8 million, excluding approximately $237,000 of accounts payable related to legal fees that we intend to contest. Our financial condition has been materially and adversely affected by regulatory and shareholder actions taken against us during 2004 and 2005.

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

      Presentations and discussions with potential investors in an attempt to obtain financing in order to provide important funds to the Company have been unsuccessful to date. Without these funds, we will be unable to repay our outstanding debt which is past due. We are uncertain whether we will obtain any financing. To date the Company has not negotiated a forbearance, extension or other arrangement, may be forced to seek relief from its creditors in bankruptcy, or the holders of such notes might seek to foreclose on the Company assets, liquidate the Company, or have it declared insolvent.

      Working capital has been provided to the Company by Biochemics, under a verbal agreement, in the form of cash advances and payments made on behalf of the Company. Biochemics it is under no obligation to make further advances. There can be no assurance that Biochemics can or will be willing or able to continue to provide working capital to the Company.

     Our ability to continue our business activities, including increasing our marketing support for our existing products, funding of the development of our product candidates through BioChemics and the commercialization of these product candidates, will depend upon, among other things, raising capital from third parties or receiving net cash flows from sales of our products.


CONTRACTUAL OBLIGATIONS AND COMMITMENTS

      The following table sets forth our contractual obligations and commitments for the next five years, as of December 31, 2007.

                                                      LESS THAN       1 - 3         3 - 5         5 - 7
                                          TOTAL         1 YEAR        YEARS         YEARS         YEARS
Long-term debt                         $  2,612,500  $  2,612,500 $           -  $          -  $          -
Notes payable                               860,000       860,000             -             -             -
Capital lease obligations                    9,608         3,024         6,584              -             -
Operating lease obligations                       -             -             -             -             -
Unconditional purchase obligations                -             -             -             -             -
Employment agreements                     2,205,000       315,000       630,000       630,000       630,000
                                       ------------  ------------  ------------  ------------  ------------

Total                                  $  5,687,108  $  3,790,524  $    636,584  $    630,000  $    630,000
                                       ============  ============  ============  ============  ============

                                       30

OFF-BALANCE SHEET ARRANGEMENTS

      We have no material off-balance sheet financing such as a facility lease or other long-term commitments. We have written employment agreements with two key employees. Please refer to "Contractual Obligations and Commitments" for a summary of our obligations under employment agreements.

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

ITEM 8A(T). CONTROLS AND PROCEDURES

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

      Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation and fair presentation of published financial statements and the reliability of financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework. Based on our assessment, we believe that, as of December 31, 2007, the Company's internal control over financial reporting is effective based on those criteria. This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

      Further, there were no changes in our internal control over financial reporting during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

      None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND OFFICERS

      Set forth below is the name, age as of December 31, 2007, position and a brief account of the business experience of each of our executive officers and directors:

NAME                          AGE     POSITION
--------------------------------------------------------------------------------
Joseph Frattaroli             45      President, Acting Chief Executive Officer
                                      and Chief Financial Officer
Stephen Carter, Ph.D.         55      Vice President, Chief Scientific Officer,
                                    Director
Robert E. Anderson            52      Director, Chairman of the Board (2), (4)
Ronald Guerriero              64      Director (1), (3), (4)
D'Anne Hurd                   57      Director (1), (2), (3), (4)
Bruce A. Shear                53      Director (1), (4)
Brian J. Strasnick, Ph.D.     54      Director (2), (3), (4)
----------

 (1)  Member of the Audit Committee of the Board of Directors

 (2) Member of the Nominating and Corporate Governance Committee of the Board of Directors

 (3)  Member of the Compensation Committee of the Board of Directors

 (4)  Independent Director

      JOSEPH FRATTAROLI - Mr. Frattaroli has served as Acting Chief Executive Officer of the Company since August 2004, as President of the Company since February 2005, and as Chief Financial Officer of the Company since June 2003. He served as Acting President of the Company from August 2004 until February 2005. From January 2002 through April 2003, Mr. Frattaroli served as an accounting and financial consultant to BioChemics and to other privately owned entitities.

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

      D'ANNE HURD - Ms. Hurd was appointed to the Company's Board of Directors on September 17, 2004. From July 2005 to the present and from January 2004 to January 2005, Ms. Hurd served as an independent business/legal consultant to several companies. Since January 2006, Ms. Hurd has been the Vice President of Business Development for Gateway Park and General Counsel for Worcester Polytechnic Institute. From January 2005 to March 2005, she served as a financial consultant and from March 2005 to June 2005 as Senior Vice President, Chief Financial Officer and Treasurer of NMS Communications, Inc., a publicly traded provider of technologies for mobile applications and infrastructure. From March 2001 to January 2004, Ms. Hurd was Chief Financial Officer and General Counsel of StarBak Communications Inc., a company specializing in video communications technology, and its predecessor company, Vividon, Inc. From July 1999 to March 2001, Ms. Hurd was Chief Financial Officer and General Counsel of NaviPath, Inc., a former CMGI operating company providing internet access to internet service providers. From 1993 to the present, she has served as a director and chairman of the audit committee for Data Translation, Inc., a company specializing in the design of analog to digital technology. From 2006 to present, Ms. Hurd has served on the audit committee of Micronetics, Inc. (NOIZ), a microwave component supplier in Hudson, New Hampshire.

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

SIGNIFICANT EMPLOYEE

      JOHN MASIZ - Mr. Masiz, age 48, has served as the Chairman and Chief Executive Officer of BioChemics since 1989. From the inception of the Company in January 2004 until August 2004, he served as the Chairman, Chief Executive Officer and President of the Company. Since August 2004, Mr. Masiz has devoted approximately 70% of his time as an employee of the Company providing strategic consulting services regarding matters including sales, marketing and business development. Mr. Masiz may be deemed to be a "Significant Employee" of the Company within the meaning of the federal securities laws; he is not an executive officer of the Company.

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

THE BOARD OF DIRECTORS

      The Board of Directors held three meetings during the fiscal year ended December 31, 2007. During the 2007 fiscal year, all Board members attended 75% or more of the aggregate of (1) the total number of Board meetings held during the period he or she was a director and (2) the total number of meetings of the committee(s) of the Board on which the director serves. Currently, the Board consists of six members: Robert E. Anderson, Stephen G. Carter, Ronald Guerriero, D'Anne Hurd, Bruce A. Shear and Brian J. Strasnick. Robert Anderson is the Chairman of our Board of Directors. In addition, the Board has appointed Mr. Guerriero as the lead independent director.

COMMITTEES OF THE BOARD

      The Board of Directors has designated three standing committees: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee.

      AUDIT COMMITTEE. The Audit Committee is responsible for making recommendations to the Board of Directors concerning the selection and engagement of independent accountants and for reviewing the scope of the annual audit, audit fees, results of the audit and auditor independence. The Audit Committee also reviews and discusses with management and the Board of Directors such matters as accounting policies, internal accounting controls and procedures for preparation of financial statements. Its membership is currently comprised of Ms. Hurd (Chairwoman), Mr. Guerriero and Mr. Shear. The Audit Committee held five meetings during the year ended December 31, 2007. On January 19, 2005, the Board of Directors amended and revised our Audit Committee Charter in order to incorporate certain updates in light of the most recent regulatory developments, including the Sarbanes-Oxley Act of 2002. A copy of the current Audit Committee Charter, which we filed as an exhibit to the Company's Current Report on Form 8-K, filed January 25, 2005 with the SEC (the "January 2005 Form 8-K") is available on the Company's website, WWW.VASOACTIVE.US. The Audit Committee Charter is reviewed annually.

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

      COMPENSATION COMMITTEE. The Compensation Committee reviews and approves the compensation for executive employees. Its membership is currently comprised of Messrs. Guerriero (Chairman) and Strasnick and Ms. Hurd. The Compensation Committee held no meetings during the year ended December 31, 2007. A copy of the current Compensation Committee Charter is available on the Company's website, WWW.VASOACTIVE.US, and was also filed as an exhibit to the January 2005 Form 8-K.

      NOMINATING AND CORPORATE GOVERNANCE COMMITTEE. The Board of Directors established the Nominating and Corporate Governance Committee in December 2004 for the purposes of identifying individuals qualified to become Board members and to recommend that the Board select these individuals as nominees for election to the Board at the next annual meeting of the Company's stockholders, and developing and recommending to the Board a set of effective corporate governance policies and procedures applicable to the Company. The Nominating and Corporate Governance Committee held no meetings during the year ended December 31, 2007. Its membership is currently comprised of Ms. Hurd (Chairwoman) and Messrs. Guerriero and Strasnick. The charter of this Committee is available on the Company's website, WWW.VASOACTIVE.US, and was also filed as an exhibit to the January 2005 Form 8-K.

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

The Company did not, however, hold an annual meeting in 2007 and has no present intention of holding an annual meeting in 2008.

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

DIRECTOR ATTENDANCE AT ANNUAL MEETINGS

      The Company encourages all Board members to make every effort to attend annual meetings of stockholders. The Company, however, recognizes that unavoidable scheduling conflicts and special individual circumstances may prevent directors from attending these meetings. The Company did not hold an annual meeting during the year ended December 31, 2007 and has no present intention of doing so in 2008.

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

      Based solely upon a review of Forms 3 and Forms 4 furnished to the Company pursuant to Rule 16a-3 under the Exchange Act during the Company's most recent fiscal year, and Forms 5 with respect to the Company's most recent fiscal year, we believe that all such forms required to be filed pursuant to Section 16(a) were timely filed as necessary by the executive officers, directors, and security holders required to file same during the fiscal year ended December 31, 2007.

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
                                                                       ($)      Compensation    Compensation        ($)
                                                                                     ($)          Earnings
                                                                                                     ($)

Joseph Frattaroli,        2007  $175,000(1)   $   -   $      -      $21,115     $      -         $     -       $     -      $196,115
President, Acting Chief
Executive Officer and
Chief Financial Officer   2006  $175,000(1)   $   -   $      -      $34,236     $      -         $     -       $     -      $209,236

Dr. Stephen G. Carter,    2007  $ 140,000     $   -   $      -      $     -     $      -         $     -       $     -      $      -
Chief Scientific Officer
(2)                       2006  $ 140,000     $   -   $     -       $     -     $      -         $     -       $     -      $      -

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

(3) Represents share-based compensation expense incurred for the year ended December 31, 2007 as well as prior fiscal years, computed in accordance with SFAS 123R. The amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions related to the calculation of the valuation, see the portion of Footnote 2 to the Financial Statements for the fiscal year ended December 31, 2007, accompanying this Annual Report, captioned "Stock Based Compensation".


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

     JOSEPH FRATTAROLI. Since March 2006 Mr. Frattaroli's annual salary has been $175,000. Mr. Frattaroli does not have a written employment agreement.

                   OUTSTANDING EQUITY AWARD AT FISCAL YEAR-END

The following table provides information concerning unvested options, unexercised options, and equity incentive plan awards for each of our named executive officers as of December 31, 2007.

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

Joseph Frattaroli,
President, Acting                                               150,000   150,000 on
Chief Executive                                                 @ $0.50    4-1-2015
Officer and Chief                                               90,000 @   90,000 on
Financial Officer      240,000          -                       $1.67     12-15-2014      -          -           -            -

Dr. Stephen G. Carter,
Chief Scientific
Officer                225,000          -              -         $1.67    2-13-2014       -          -           -            -
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

      The Plan provides for the grant of any one or a combination of restricted stock grants, incentive stock options, nonqualified stock options and stock appreciation rights to purchase up to an aggregate of 2,100,000 shares of Class A Common Stock. No incentive shall be granted under the 2003 Stock Incentive Plan after July 2013, but the terms and exercise of incentives granted before the date may extend beyond this date.


      As of December 31, 2007, none of the options granted under the Plan had been exercised. As of that date, options to purchase 1,080,000 shares of Class A Common Stock were outstanding under the Plan, and 1,020,000 additional shares of Class A Common Stock remained available for grants or awards under the Plan.

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


      The Company records the annual director stipend and annual committee membership stipend in quarterly installments at the beginning of each calendar quarter. Each Board member is reimbursed for all reasonable expenses related to attendance at Board or committee meetings. The Board has elected to waive its fees for attendance at board meetings held during 2007.

      The following table sets forth the compensation payable to our then existing directors for the fiscal year ending December 31, 2007. The amounts set forth below have been accrued but not paid.

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

      Under the Director Plan, except as otherwise determined by the Board, each person who becomes a Non-Employee Director for the first time after June 1, 2003 shall be granted options to purchase 60,000 shares of Class A Common Stock at an exercise price equal to the fair market value on the date of grant. At the consummation of the initial public offering, Mr. Anderson, Mr. Shear and Dr. Strasnick each received an option to purchase 60,000 shares of Class A Common Stock at $1.67 per share. In December 2004, each non-employee director received an option to purchase 30,000 shares of Class A Common Stock at $0.50 per share. No grants under the Director Plan were made in 2007.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 28, 2008 by (i) each director of the Company; (ii) each executive officer of the Company; (iii) all executive officers and directors of the Company as a group; and (iv) each stockholder known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Class A Common Stock or Class B Common Stock. In compiling the table, the Company has relied upon information supplied by such persons and upon information contained in SEC filings. On March 28, 2008, 5,828,604 shares of Class A Common Stock were outstanding and 4,500,000 shares of Class B Common Stock were outstanding.

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

      Under applicable Exchange Act rules, a person is also deemed to beneficially own shares which the person has the right to acquire within sixty
(60) days. For example, on March 28, 2008, if an individual owns options to acquire 1,000 shares of Class A Common Stock and those options are or would be exercisable on or before May 27, 2008, that individual will also be deemed to own those 1,000 shares of Class A Common Stock as of March 28, 2008.

      Because each share of Class B Common Stock is convertible at any time into one share of Class A Common Stock, under Exchange Act rules holders of Class B Common Stock are deemed to own beneficially an equal number of shares of Class A Common Stock. All outstanding shares of Class B Common Stock are held by BioChemics.

      Unless otherwise noted, the address for each person is: Vaso Active Pharmaceuticals, Inc., 99 Rosewood Drive, Suite 260, Danvers, Massachusetts 01923.


                                                               CLASS A COMMON STOCK         CLASS B COMMON STOCK
                                                            --------------------------   --------------------------
                                                               NUMBER        PERCENT        NUMBER         PERCENT
NAME OF BENEFICIAL OWNER                                     OF SHARES       OF CLASS     OF SHARES       OF CLASS
---------------------------------------------------------   -----------     ----------   -----------     ----------
   Robert E. Anderson                                          126,000(1)         2.1%             0              *

   BioChemics, Inc.                                          4,500,000(2)        43.6%     4,500,000           100%

   Stephen G. Carter, Ph.D.                                    225,000(3)         3.7%             0              *

   Joseph Frattaroli                                           240,000(4)         4.0%             0              *

   Ronald Guerriero                                             35,000(5)            *             0              *

   D'Anne Hurd                                                  30,000(6)            *             0

   John Masiz                                                5,162,531(7)        47.0%     4,500,000(8)       100%

   Bruce A. Shear                                               90,000(9)         1.5%             0             *

   Brian Strasnick, Ph.D.                                      154,233(10)        2.6%             0             *

   Directors and executive officers as a group                 900,233(11)       15.0%             0             *
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

(7) Consists of 300,000 shares of Class A Common Stock issuable upon exercise of employee options; 4,500,000 shares of Class A Common Stock issuable upon the conversion of the Class B Common Stock owned by BioChemics and deemed to be beneficially owned by Mr. Masiz; and 362,531 shares of Class A Common Stock issuable upon conversion of Senior Secured Convertible Notes owned by Frontier Holdings deemed to be beneficially owned by Mr. Masiz.

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

      In addition, Robert Anderson, the Company's Chairman of the Board, serves as a director of BioChemics, and Stephen Carter, a Company director and its Chief Scientific Officer, serves as the Chief Scientific Officer of BioChemics. In 2007, the Company incurred liabilities to and received working capital advances from Biochemics in the amount of $1,453,854 which greatly exceeds the Company's 2007 gross revenues. The Company expects to incur liabilities to and receive working capital advances from Biochemics in 2008 in excess of its 2008 gross revenues.

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

      During 2007 and 2006, research and development costs incurred under this agreement were approximately $150 and $4,191, respectively, and manufacturing costs incurred under this agreement were approximately $29,339 and $142,387, respectively.

OFFICE SPACE AND ADMINISTRATIVE SUPPORT

      The Company presently maintains its principal corporate offices on premises that it shares with BioChemics. The Company does not have a lease agreement with BioChemics. During 2007 and 2006, the Company recorded approximately $71,000 and $54,000, respectively, in rent expense for this facility.

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

      During each of 2007 and 2006, the Company recorded approximately $46,000 for these services.

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

OTHER TRANSACTIONS WITH BIOCHEMICS

During 2007 Biochemics provided net working capital in the form of cash advances to the Company and payment of Company expenses in the amount of $1,453,854 under a verbal agreement. Biochemics has continued and is expected to continue to provide working capital although it is under no obligation to do so. There can be no assurances that Biochemics can or will be able to continue to provide such support and no assurance that the Company will be able to obtain other such cash advances in the event that Biochemics becomes unable or unwilling to continue to support the Company.

OTHER RELATED PARTY TRANSACTIONS

      On July 17, 2007 Portside Growth and Opportunity Fund entered into a Secondary Securities Purchase Agreement (the "Agreement") with Frontier Holdings Company, Inc. ("Frontier") whereby Portside sold to Frontier an interest in its Senior Secured Convertible Note (the "Note") due May 1, 2007, representing $253,772 in principal amount of the Note of $341,617. John Masiz, a key employee and stockholder of the Company, holds a controlling interest in Frontier.


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

      DIRECTOR INDEPENDENCE

      Because the Company is not listed on a national securities exchange, the Company is required to adopt a standard for the independence of its directors used by a national securities exchange of its choice. The Company has adopted the independence standards for directors of the American Stock Exchange ("Amex"). The Board of Directors has determined that the following directors are "independent" under AMEX independence standards: Robert E. Anderson, Ronald Guerriero, D'Anne Hurd, Bruce A. Shear and Brian J. Strasnick.

ITEM 13.  EXHIBITS

(a) Exhibits.

EXHIBIT   DESCRIPTION OF EXHIBIT                                                             INCORPORATED BY REFERENCE TO:
 NUMBER                                                                   FORM         SEC FILING DATE          EXHIBIT NO.
   3.1     Amended and Restated Certificate of Incorporation              SB-2        December 15, 2005             3.1
           (as amended through December 8, 2005)
   3.2     Amended and Restated By-laws (as amended through               8-K         September 22, 2005            3.2
           September 16, 2005)
   4.1     Specimen Certificate for Class A Common Stock                  SB-2/A      September 12, 2003            4.1
   4.2     Form of Convertible Settlement Note                            10-KSB      April 14,2006                 4.2
   10.1    Employment Agreement, effective June 16, 2003, between         SB-2/A      September 12, 2003           10.2
           Vaso Active Pharmaceuticals, Inc. and Stephen G. Carter**
   10.2    Employment Agreement, dated August 12, 2004, between           10-QSB      November 15, 2004            10.1
           Vaso Active Pharmaceuticals, Inc. and John J. Masiz**
   10.3    2003 Stock Incentive Plan**                                    SB-2        July 3, 2003                 10.3
   10.4    Form of 2003 Non-Employee Director Compensation Plan**         SB-2/A      September 12, 2003           10.4
   10.5    Registration Rights Agreement by and between Vaso              SB-2/A      September 12, 2003           10.5
           Active Pharmaceuticals, Inc. and BioChemics, Inc.
   10.6    License Agreement, dated February 1, 2003, between             SB-2/A      September 12, 2003           10.6
           BioChemics, Inc. and Vaso Active Pharmaceuticals, Inc.,
           as amended by an amendment agreement, dated July 2, 2003
   10.7    Manufacturing and Development Agreement, dated                 SB-2/A      September 12, 2003           10.7
           February 1, 2003, between Vaso Active
           Pharmaceuticals, Inc. and BioChemics, Inc.
   10.8    Administrative Services Agreement, dated September             SB-2/A      September 12, 2003           10.8
           1, 2003, between BioChemics, Inc. and Vaso Active
           Pharmaceuticals, Inc.
   10.9    Brokerage Agreement, effective August 1, 2005, between         10-KSB      April 14, 2006               10.9
           Vaso Active Pharmaceuticals, Inc. and Ferolie Corporation
  10.10    Securities Purchase Agreement dated August 16, 2005            8-K/A       August 19, 2005              99.1
           (including exhibits and schedules)
  10.11    Letter Agreement, dated as of October 12, 2005, among          8-K         November 14, 2005            10.1(a)
           Vaso Active Pharmaceuticals, Inc., Iroquois Master Fund,
           Ltd., Omnicron Master Trust, and RAQ, LLC
  10.12    Letter Agreement, dated as of October 12, 2005, between        8-K         November 14, 2005            10.1(b)
           Vaso Active Pharmaceuticals, Inc. and Smithfield
           Fiduciary LLC
  10.13    Standstill Agreement with respect to Conversion Rights,        8-K         November 14, 2005            10.2
           as amended, dated as of October 13, 2005, between Vaso
           Active Pharmaceuticals, Inc. and BioChemics, Inc.
  10.14    Stipulation and Agreement of Settlement, dated                 10-KSB      April 14, 2006               10.14
           September 21, 2005, among Lead Counsel (as defined therein)
           and certain other parties, with respect to In Re Vaso Active
           Pharmaceuticals Securities Litigation
  10.15    Stipulation and Agreement of Settlement, dated September       10-KSB      April 14, 2006               10.15
           22, 2005, among lead counsel for the Company and the
           plaintiffs and certain other parties, with respect to
           In Re Vaso Active Pharmaceuticals Derivative Litigation
   14      Code of Ethics                                                 8-K         January 25, 2005             99.1
   23      Consent of Stowe & Degon*
  31.1     Certification of Joseph Frattaroli, Acting Chief
           Executive Officer and Chief Financial Officer, pursuant
           to Section 302 of the Sarbanes-Oxley Act of 2002*
  32.1     Certification of Joseph Frattaroli, Acting Chief
           Executive Officer and Chief Financial Officer, pursuant
           to Section 906 of the Sarbanes-Oxley Act of 2002*

            * Exhibit filed with this report.
           ** Management contract or compensatory plan.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The following table presents fees for professional audit services rendered by Stowe & Degon for the fiscal years 2007 and 2006:

                                 2007           2006
                             ------------   ------------

Audit                        $     79,950   $     74,850
Non-Audit                              --            --
Tax                                    --            --
All Other                              --          6,500
                             ------------   ------------

Total:                       $     79,950   $     81,350
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

                                        VASO ACTIVE PHARMACEUTICALS, INC.


Date: March 31, 2008                    By: /s/ Joseph Frattaroli
                                            ---------------------
                                            Joseph Frattaroli
                                            Acting Chief Executive Officer
                                            Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


NAME                                     TITLE                         DATE

/s/ Joseph Frattaroli         Acting Chief Executive Officer      March 31, 2008
--------------------------       Chief Financial Officer
Joseph Frattaroli

/s/ Stephen Carter, Ph.D.    Vice President, Chief Scientific     March 31, 2008
--------------------------          Officer, Director
Stephen Carter, Ph.D.

/s/ Robert E. Anderson              Director, Chairman            March 31, 2008
--------------------------
Robert E. Anderson

/s/ Ronald Guerriero                     Director                 March 31, 2008
--------------------------
Ronald Guerriero

/s/ D'Anne Hurd                          Director                 March 31, 2008
--------------------------
D'Anne Hurd

/s/ Bruce A. Shear                       Director                 March 31, 2008
--------------------------
Bruce A. Shear

/s/ Brian J. Strasnick                   Director                 March 31, 2008
--------------------------
Brian J. Strasnick, Ph.D.

                        VASO ACTIVE PHARMACEUTICALS, INC.
                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Report of Independent Registered Public Accounting Firm                      F-2

Balance Sheet as of December 31, 2007.                                       F-3

Statements of Operations for the Years Ended
   December 31, 2007 and 2006.                                               F-4

Statements of Stockholders' Equity (Deficiency) for the Years Ended
   December 31, 2007 and 2006.                                               F-5

Statements of Cash Flows for the Years Ended
   December 31, 2007 and 2006                                                F-6

Notes to the Financial Statements                                            F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Vaso Active Pharmaceuticals, Inc.:

      We have audited the accompanying balance sheet of Vaso Active Pharmaceuticals, Inc. (the "Company") as of December 31, 2007 , and the related statements of operations, stockholders' equity (deficiency), and cash flows for each of the two years ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vaso Active Pharmaceuticals, Inc. as of December 31, 2007 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, certain conditions exist such as the Company's inability to generate sufficient cash from operations and to obtain additional debt or equity financing to meet its future obligations. As discussed in Note 2 to the financial statements, the stockholders' deficiency and the deficiency in working capital at December 31, 2007 raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ STOWE & DEGON
-----------------

Worcester, MA
March 28, 2008

VASO ACTIVE PHARMACEUTICALS, INC.
BALANCE SHEET

                                                                    DECEMBER 31
                                                                   -------------
                                                                       2007
                                                                   ------------
                      ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                          $      6,324
Restricted cash                                                          11,683
Accounts receivable                                                      25,699
Inventory                                                                57,515
Prepaid expenses                                                         19,783
                                                                   ------------
  TOTAL CURRENT ASSETS                                                  121,004

Property and equipment, net of
  accumulated depreciation of $25,015                                    17,638
                                                                   ------------
                                                                   $    138,642
                                                                   ============
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accounts payable                                                   $    597,733
Accrued compensation                                                    233,290
Other accrued expenses                                                  389,120
Obligations under capital leases - short-term portion                     2,558
Senior secured convertible notes                                      2,612,500
Notes payable                                                           860,000
Due to parent company                                                 2,395,475
Deferred revenue                                                         26,000
                                                                   ------------
  TOTAL CURRENT LIABILITIES                                           7,116,676

LONG-TERM LIABILITIES:
Obligations under capital leases - long-term portion                      6,529
                                                                   ------------
                                                                      7,123,205
                                                                   ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIENCY:
Preferred stock - $0.0001 par value; authorized
  10,000,000 shares; issued and outstanding, none                          --
Common stock - $0.0001 par value; authorized
  60,000,000 shares; issued and outstanding, 10,328,604                   1,033
Additional paid-in capital                                            8,968,669
Deferred compensation                                                    (4,007)
Accumulated deficit                                                 (15,950,258)
                                                                   ------------
  TOTAL STOCKHOLDERS' DEFICIENCY                                     (6,984,563)
                                                                   ------------
                                                                   $    138,642
                                                                   ============


                       SEE NOTES TO FINANCIAL STATEMENTS.


                                      VASO ACTIVE PHARMACEUTICALS, INC.
                                           STATEMENTS OF OPERATIONS


----------------------------------------------------------------------------------------------
    YEAR ENDED DECEMBER 31                                             2007           2006
----------------------------------------------------------------------------------------------
   Net revenues                                                  $     49,792    $    104,864
   Cost of revenues                                                    42,841         123,743
                                                                 ------------    ------------
     GROSS PROFIT (LOSS)                                                6,951         (18,879)


   Costs and expenses:
     Marketing, advertising and promotion                             242,273          69,635
     Selling, general and administrative(1)                         1,443,495       1,902,842
     Research and development                                             150           4,911
     Stock based compensation                                          60,404          60,404
                                                                 ------------    ------------

       Loss from operations                                        (1,739,371)     (2,056,671)

   Interest expense                                                  (564,587)       (788,039)
   Interest income                                                         --           4,204
   Charge for default premium on senior
        Secured convertible notes                                    (112,500)             --
   Debt restructuring expense                                         (43,993)             --
   Other expense                                                      (10,939)           (350)
                                                                 ------------    ------------

   Net loss                                                      $ (2,471,390)   $ (2,840,856)
                                                                 ============    ============

   Net loss per share - basic and diluted (Note 2)               $      (0.24)   $      (0.28)
                                                                 ============    ============

   Weighted average shares outstanding - basic and
     diluted (Note 2)                                              10,328,604      10,328,604
                                                                 ============    ============

(1) Includes stock-based compensation expense as follows:


Selling, general and administrative                              $    110,491    $    189,578
                                                                 ============    ============


                              SEE NOTES TO FINANCIAL STATEMENTS.





                                                  VASO ACTIVE PHARMACEUTICALS INC.
                                          STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                  VASO ACTIVE PHARMACEUTICALS INC.
                                          STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)


                                                COMMON STOCK
                                           ----------------------
                                             NUMBER        $0.0001       ADDITIONAL
                                               OF            PAR          PAID-IN        DEFERRED      ACCUMULATED
                                             SHARES         VALUE         CAPITAL          COMP          DEFICIT          TOTAL
                                          ------------   ------------   ------------   ------------    ------------    ------------

BALANCE, JANUARY 1, 2006                    10,328,604          1,033      8,674,344       (130,559)    (10,638,012)     (2,093,194)
  Fair market value detachable warrants             --             --        183,834             --              --         183,834
  Stock options granted below market                --             --             --             --              --              --
  Amortization of deferred compensation             --             --             --         66,148              --          66,148
  Loss from operations                              --             --             --             --      (2,840,856)     (2,840,856)
                                          ------------   ------------   ------------   ------------    ------------    ------------
BALANCE DECEMBER 31, 2006                   10,328,604   $      1,033   $  8,858,178   $    (64,411)   $(13,478,868)   $ (4,684,068)
  Stock based compensation                          --             --        110,491             --             --          110,491
  Amortization of deferred compensation             --             --             --         60,404              --          60,404
  Loss from operations                              --             --             --             --      (2,471,390)     (2,471,390)
                                          ------------   ------------   ------------   ------------    ------------    ------------
BALANCE DECEMBER 31, 2007                   10,328,304   $      1,033   $  8,968,669   $     (4,007)   $(15,950,258)   $ (6,984,563)
                                          ============   ============   ============   ============    ============    ============

                                               SEE NOTES TO THE FINANCIAL STATEMENTS.







                                      VASO ACTIVE PHARMACEUTICALS INC.
                                          STATEMENTS OF CASH FLOWS


----------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31                                                             2007            2006
----------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                      $(2,471,390)   $(2,840,856)
 Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation of equipment                                                        15,446         15,008
   Amortization of discount and issuance costs related to
      convertible notes                                                            179,210        537,631
   Stock-based compensation                                                        170,895        249,982
   Bad debt reserve                                                                (33,000)        33,000
   Inventory reserves                                                              (60,000)        60,000
   Inventory writeoff                                                               22,591             --
   Increase in senior secured convertible notes for default premium                112,500             --
   Accrued legal settlement                                                            --         (15,000)
   Increase (decrease) in cash from change in:
     Accounts receivable                                                            37,747        (62,818)
     Inventories                                                                    73,502       (138,644)
     Prepaid expenses                                                                6,867         50,304
     Accounts payable                                                              (39,694)       235,759
     Accrued compensation                                                           83,747        131,524
     Other accrued expenses                                                        315,610        (78,213)
     Deferred revenue                                                               12,000         14,000
                                                                               -----------    -----------
       Net cash provided by (used in) operating activities                      (1,573,969)    (1,808,323)
                                                                               -----------    -----------

 CASH FLOWS FROM INVESTING ACTIVITIES:
 Decreases to restricted cash                                                      124,636        249,582
 Purchase of property and equipment                                                 (5,247)            --
 Asset writedowns                                                                   10,957             --
                                                                               -----------    -----------
       Net cash (used) in investing activities                                     130,346        249,582
                                                                               -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Obligations under capital leases                                                   (2,534)        (2,388)
 Notes payable                                                                     (10,000)            --

 Due to/from parent company - net                                                1,453,854        862,116
                                                                               -----------    -----------
       Net cash provided by financing activities.                                1,441,320        859,728
                                                                               -----------    -----------

 NET DECREASE IN CASH AND CASH EQUIVALENTS                                          (2,303)      (699,013)
 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      8,627        707,640
                                                                               -----------    -----------
 CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $     6,324    $     8,627
                                                                               ===========    ===========
 SUPPLEMENTAL DISCLOSURES:
   Interest paid                                                               $   125,342    $   250,409
   Income taxes paid                                                                    --             --
 NONCASH DISCLOSURES:


                                     SEE NOTES TO FINANCIAL STATEMENTS.

                                                    F-6

                        VASO ACTIVE PHARMACEUTICALS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND OPERATIONS

THE COMPANY

      Vaso Active Pharmaceuticals, Inc. (the "Company") is a company focused on commercializing, marketing and selling over-the-counter ("OTC") pharmaceutical products that incorporate the vaso active lipid encapsulated ("VALE") technology and the proprietary PENtoCORE technology. The Company is subject to a number of risks similar to those of other companies in an early stage of development. Principal among these risks are dependencies on key individuals, competition from substitute products and larger companies, the successful development and marketing of its products and the need to obtain adequate additional financing necessary to fund future operations.

      The Company is engaged in a single operating segment of the OTC pharmaceutical industry.

BUSINESS DEVELOPMENT

      The Company commenced operations in January 2001 as the OTC division of BioChemics, Inc. ("BioChemics"), a privately owned pharmaceutical company. In January 2003, the Company incorporated in the state of Delaware and became a wholly-owned subsidiary of BioChemics. The Company licenses the VALE patents and PENtoCORE technology from BioChemics. The Company issued 4,500,000 shares of its Class B common stock to BioChemics in consideration for the exclusive worldwide rights to commercialize market and sell the VALE and PENtoCORE technologies for OTC pharmaceutical products. These shares were issued pursuant to authorization from the Company's Board of Directors on June 20, 2003.

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

      ACCOUNTS RECEIVABLE - Accounts receivable consist primarily of trade receivables from the sale of OTC pharmaceutical products. The allowance for doubtful accounts is based on the Company's assessment of the collectibility of specific customer accounts and an assessment of economic risk as well as the aging of the accounts receivable. The Company's policy is to write-off uncollectible trade receivables after significant measures have failed to result in their collection. An allowance for doubtful accounts is established as deemed necessary to represent the estimated uncollectible trade receivables.

      INVENTORIES - Inventories are stated at the lower of cost or market, with cost being determined on the first-in, first-out method. The Company uses third-party contract manufacturers for the production and packaging of its products. Finished goods consists of inventory that has been manufactured and packaged by the contract vendor. Work-in-process consists of bottle, labels and other packaging materials. Finished goods totaled $33,730 at December 31, 2007. Work-in-process totaled $23,785 at December 31, 2007. A reserve is established for finished goods not expected to be shipped within approximately six months of its expiration date.

      PROPERTY AND EQUIPMENT - Property and equipment consists of computer and office equipment and is stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, generally three to five years. Repairs and maintenance are expensed as incurred.

      DUE TO PARENT - The Company reimburses Biochemics for certain administrative services provided by BioChemics as well as general overhead fees pursuant to agreements between the Company and BioChemics. In addition it includes working capital advances made by Biochemics to the Company. The due to parent balance represents the net obligation from the Company to BioChemics at December 31, 2007.

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

      Revenue is not recognized unless collectibility is reasonably assured. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If a customer's financial condition were to deteriorate and result in an impairment of their ability to make payments, additional allowances may be required.
  There is no allowance for doubtful accounts at December 31, 2007.

      STOCK-BASED COMPENSATION - In the first quarter of 2006 the Company adopted Statement of Financial Accounting Standards No. 123(R) "Share-Based Payments" ("SFAS 123(R)"), which requires all share-based payments to employees, including stock options and stock issued under certain employee stock purchase plans, to be recognized in the Company's financial statements at their fair value. SFAS 123(R) requires the Company to estimate future forfeitures of stock-based compensation. The Company utilizes the Black-Sholes option pricing model to determine the fair value of options under SFAS 123(R).

      The Company has an employee stock incentive plan and a non-employee director compensation plan, which are described more fully in Note 6.

      During the year ended December 31, 2007, the Company recorded stock-based compensation expense of $198,284 in accordance with SFAS 123(R).

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

      ADVERTISING EXPENSES - Costs incurred to advertise and promote the Company are expensed as incurred. Advertising costs were approximately $65,000 and $44,000 in 2007 and 2006, respectively.

      RESEARCH AND DEVELOPMENT - Research and development costs primarily include salaries, contractor fees, facilities costs, administrative expenses and allocations of corporate costs. All such costs are charged to research and development expense as incurred. Research and development costs incurred were approximately $150 in 2007 and $4,900 in 2006.

      MANAGEMENT FEES - BioChemics provides the Company with certain administrative, marketing and management services, as well as the Company's facilities and general corporate infrastructure. Management fees were approximately $45,900 in 2007 and 2006.

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

      Basic and diluted loss per common share are the same for 2007 and 2006 as potentially dilutive equity securities have not been included in calculations of diluted net loss per common share available to common stockholders, as their inclusion would have been antidilutive.

3. CAPITAL LEASE

      In 2005, the Company leased equipment which was capitalized for financial reporting purposes under a noncancelable lease. Assets under capital lease totaled $15,335 at December 31, 2007. Accumulated depreciation of leased assets totaled $8,051.

Future minimum payments under the Company's capital lease consist of the following at December 31, 2007:

      YEARS ENDING DECEMBER 31
            2008                                   3,024
            2009                                   3,024
            2010                                   3,560
                                                 -------

      Total minimum payments                       9,608
      Less amounts representing interest            (521)
                                                 -------

      Present value of future minimum payments     9,087
      Less current portion                        (2,558)
                                                 -------

      Long-term portion                          $ 6,529
                                                 =======

4. SENIOR SECURED CONVERTIBLE NOTES

      In August 2005, the Company sold $2,500,000 in aggregate principal amount of Senior Secured Convertible Notes due May 1, 2007 (the "Notes") to independent institutional investors. The Notes are convertible at any time into shares of the Company's Class A common stock at a price of $0.70 per share, subject to adjustment under certain circumstances. The investors also received five-year warrants (the "Warrants") to purchase a total of 1,298,701 shares of the Company's Class A common stock at an exercise price of $0.77 per share. In October 2005, the investors also received an additional 100,000 shares in return for extending the required date of filing the registration associated with this transaction by 60 days. In addition, the investors received rights ("Rights") to purchase up to $1,875,000 in aggregate principal amount of additional Notes at any time through the maturity date of the Notes, together with additional Warrants to purchase a total of 974,026 shares of Class A common stock. The Rights expired without being exercised on May 1, 2007.

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

      The debt issuance costs are deferred and included in other assets on the balance sheets. The debt costs are amortized over the term of the related debt issuance. The amortization expense is included in interest expense on the statement of operations. The value of the detachable warrants is accounted for as a discount on the debt and is amortized over the life of the debt as interest expense. In 2007, the Company recorded $68,713 and $110,497 in interest expense related to debt issuance costs and the amortization of the debt discount associated with the detachable warrants, respectively. In 2006, the Company recorded $206,139 and $331,492 in interest expense related to debt issuance costs and the amortization of the debt discount associated with the detachable warrants, respectively.

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

      On July 17, 2007 Portside entered into a Secondary Securities Purchase Agreement (the "Agreement") with Frontier Holdings Company, Inc. ("Frontier") whereby Portside sold to Frontier an interest in its Senior Secured Convertible Note (the "Note") due May 1, 2007, representing $253,772 in principal amount of the Note of $341,617. John Masiz, a key employee and stockholder of the Company, holds a controlling interest in Frontier.

      Simultaneously with the execution of the Agreement, Portside entered into an Amendment to Senior Secured Convertible Note (the "Amendment") with the Company. Under the terms of the Amendment, in exchange for an extension fee in the amount of $43,993, payable December 31, 2007, Portside has agreed to extend the original maturity date of its remaining $87,845 in principal amount of the Note. The amended maturity date is December 31, 2007. Upon the amended maturity date, the Company agreed to pay Portside (i) $87,845 representing the principal amount of the Note outstanding, (ii) any accrued and unpaid interest thereunder, and (iii) the extension fee in the amount of $43,993. As part of the Amendment, Portside waived any Default or Event of Default by the Company based on the failure by the Company to repay amounts due under the Note any time prior to December 31, 2007 and rescinded the Notice of an Event of Default previously disclosed in the Form 8-K dated May 18, 2007. Portside also dismissed the lawsuit it had filed in the Supreme Court in the State of New York. The Company also agreed that it would give Portside the benefit of any higher extension fee that it may agree to pay to other holders of the Company's Senior Secured Convertible Notes due May 1, 2007. The Company has recorded debt restructuring expense in the amount of $43,993 for the year ended December 31, 2007 in connection with the Agreement. On December 31, 2007 the Company failed to repay the remaining $87,845 in principal amount of the Portside Note and the extension fee in the amount of $43,993.

      On June 1, 2007, the Company received written notice (the "Smithfield Notice") from Smithfield Fiduciary, LLC ("Smithfield") that an Event of Default had occurred under the Smithfield Note and that Smithfield had elected to require the Company to redeem the Smithfield Note at the Event Price, as defined in the Smithfield Note. The Event Price is equal to 115% of the outstanding principal,plus accrued interest (or, if greater, 115% of the value of shares that such holder could receive upon conversion of the Smithfield Note, based on a five day trading average price). In addition, the default rate of interest on any unpaid amounts is 18%. In connection with receipt of the Smithfield Notice, the Company has recorded a charge for default premium on senior secured convertible notes in the amount of $112,500 during the year ended December 31, 2007.

      As of March 31, 2008 the Company has not received similar notices from the other note holders. If the Company had received similar notices from all the other remaining note holders, the Company would have recorded an additional charge for default premium on senior secured convertible notes in the amount of approximately $249,000 during the year ended December 31, 2007.

5. NOTE PAYABLE

      In connection with certain court-approved litigation settlements with respect to a securities-related class action and certain derivative litigation filed in the United States District Court for the District of Massachusetts (the "Court") in 2004, the Company was obligated to obligated to issue 5% Subordinated Callable Convertible Notes (the "Notes") in the aggregate amount of $860,000 to plaintiffs' counsel and certain putative class members. Pursuant to certain Secondary Securities Purchase Agreements executed in December 2007, the holders of the Notes agreed to sell the Notes to VNA Holdings, Inc. ("VNA"), a company controlled by non-executive employees of Biochemics, Inc., the parent company of the Company, for an aggregate purchase price of $137,500. The consummation of the purchase and sale under the purchase agreements was subject to the approval by the Court, which approval was obtained on January 24, 2008. The Notes were transferred to VNA in February 2008. The Company's obligations under the Notes remain outstanding as of March 31, 2008.

6. INCOME TAXES

      The Company has federal and state tax net operating loss carry forwards available for future periods of approximately $15,585,000. The federal and state tax net operating loss carry forwards expire beginning in 2024. As a result of the changes in the ownership of the Company, there may be limitations on the amounts of net operating loss carry forwards that may be utilized in any one year.

      The tax effect of significant items comprising the Company's approximate net deferred tax assets at December 31, 2007 and 2006:

                                             2007               2006
                                        ---------------   ---------------

Deferred tax assets:
   Net operating loss carryforwards     $     6,234,000   $     5,216,000

                                        ---------------   ---------------

Valuation allowance                          (6,234,000)       (5,216,000)
                                        ---------------   ---------------

Net deferred tax assets                 $             -   $             -
                                        ===============   ===============

      The Company believes that uncertainty exists with respect to future realization of the deferred tax assets and has established a valuation allowance for the full amount as of December 31, 2007 and 2006.

      A reconciliation between the amounts of income tax determined by applying the applicable U.S. statutory tax rate to the pre-tax loss is as follows:

                                             2007               2006
                                        ---------------   ---------------

Federal statutory rate                               34%               34%
State tax, net of federal impact                      6%                6%
Provision for valuation allowance on
   deferred tax assets                              (40)%             (40)
                                        ---------------   ---------------

Effective tax rate                                    -%                -
                                        ===============   ===============

7. STOCKHOLDERS' EQUITY

      PREFERRED STOCK - At December 31, 2006, the Company had 10,000,000 authorized shares of preferred stock, $0.0001 par value per share, of which no shares were issued and outstanding.

      COMMON STOCK - The Company maintains two classes of common stock. The Company has 40,000,000 authorized shares of Class A common stock and 20,000,000 authorized shares of Class B common stock. The per share par value for each of these classes of common stock is $0.0001. Holders of Class A common stock are entitled to one vote per share, while holders of Class B common stock are entitled to three votes per share. At December 31, 2007, there were 5,828,604 shares of Class A common stock issued and outstanding, and there were 4,500,000 shares of Class B common stock issued and outstanding, all of which are held by BioChemics.

8. STOCK OPTION PLANS

      The Company maintains two stock option plans. The 2003 Stock Incentive Plan provides for the issuance of up to 2,100,000 shares of Class A common stock to employees, officers and consultants in the, form of nonqualified and incentive stock options, restricted stock grants or other stock-based awards, including stock appreciation rights. The 2003 Non-Employee Director Compensation Plan provides for the issuance of up to 900,000 shares of Class A common stock to non-employee directors in the form of nonqualified and incentive stock options, restricted stock grants or other stock-based awards, including stock appreciation rights. As of December 31, 2007, there were 1,020,000 and 330,000 remaining options available under the 2003 Stock Incentive Plan and the 2003 Non-Employee Director Compensation Plan, respectively. The following table sets forth the stock option activity under the Company's two stock option plans:

                                                  WEIGHTED-
                                                   AVERAGE
                                    NUMBER OF      EXERCISE       AVERAGE
                                      SHARES        PRICE       FAIR VALUE


Outstanding, January 1, 2006        1,425,000    $   1.56

   Granted                                 --          --
   Exercised                               --          --
   Forfeited                               --          --
Outstanding, December 31, 2006      1,425,000    $   1.56
                                   ----------    --------

   Granted                                 --          --
   Exercised                               --          --
   Forfeited                          (15,000)       2.11

Outstanding, December 31, 2007      1,410,000    $   1.55
                                   ----------    --------


Exercisable at December 31, 2007    1,331,250    $   1.52
                                   ==========    ========

Exercisable at December 31, 2006    1,217,500    $   1.54
                                   ==========    ========


               OUTSTANDING                                 EXERCISABLE
-----------------------------------------------   ------------------------------
                                WEIGHTED-AVERAGE
  NUMBER OF      RANGE OF       REMAINING LIFE     NUMBER OF    WEIGHTED-AVERAGE
   OPTIONS    EXERCISE PRICES     (IN YEARS)        OPTIONS      EXERCISE PRICE

    300,000        $0.50              7.2              300,000         $ 0.50
  1,110,000   $1.67 to $2.11          6.5            1,031,250           1.81
-------------                  ----------------   ------------------------------

  1,410,000                           7.6            1,331,250         $ 1.52
=============                  ================   ==============================

None of the options that are vested or are expected to vest at December 31, 2007 have any intrinsic value at December 31, 2007.

The total compensation cost related to non-vested awards at December 31,2007 is $166,300. The amount is expected to vest over a weighted average period of 8 months.

      EQUITY INSTRUMENTS ISSUED TO NON-EMPLOYEES - As discussed in Note 2, the Company accounts for stock options granted to employees in accordance with SFAS123(R). The Company is required to record stock-based compensation when it grants options to purchase its common stock to non-employees under SFAS 123 and and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". In general, the value of these options is calculated using the Black-Scholes option-pricing model. In each of 2007 and 2006, the Company recorded $60,404 in stock-based compensation related to stock options issued to employees. There were no other options granted to non-employees.

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

      Total amounts incurred by the Company under this agreement during the years ended December 31, 2007 and 2006 were $29,000 and $142,000, respectively.

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

      Effective September 1, 2003, the Company entered into an administrative services agreement with BioChemics. Under this agreement, BioChemics provides to the Company, at the Company's request, administrative support services including secretarial support, accounting and tax services, data processing services, utilities, designated office space, designated warehouse and storage space, office supplies, telephone and computer services and equipment and such other office and corporate support services as the Company reasonably requires from time to time. BioChemics charges the Company an administrative services fee at a rate of cost plus 10%. The administrative services fee charged to expense during each of the years ended December 31, 2007 and 2006 was $46,000.

      Biochemics also charges the Company an annual management fee. The management fee charged to expense during each of the years ended December 31, 2007 and 2006 was $45,852.

      During the year ended December 31,2006 Biochemics also advanced cash to the Company in order to allow the Company to meet certain financial obligations necessary for the continued operation of the Company. As a result of these advances and the unpaid fees related to the agreements described above the Company had amounts due to Biochemics totaling $2,395,475 at December 31, 2007 included in current liabilities on its balance sheet.

      On February 1, 2003, the Company executed a license agreement with BioChemics that allows it to commercialize market and sell OTC pharmaceutical products using BioChemics' patented VALE system and the PENtoCORE technology and BioChemics-owned trademarks in the OTC pharmaceutical market. In consideration, BioChemics was issued 4,500,000 shares of the Company's Class B common stock. The term of this licensing agreement extends through the date of the last BioChemics' patent to expire. With respect to the portions of the licensing agreement that do not apply to a BioChemics patent or patent application, this agreement extends through February 2013. The licensing agreement can be automatically renewed for successive two-year terms for the non-patent technology.



10. COMMITMENTS AND CONTINGENCIES

      EMPLOYMENT AGREEMENTS - The Company has non-cancelable employment agreements with the Chief Scientific Officer and the former Chief Executive Officer, through June 30, 2008. The remaining payments due under these employment contracts are $157,500 for 2008.

      FACILITY LEASE - The Company subleases its office space from BioChemics, however, it does not have a formal lease agreement with BioChemics. Total rent expense for this office space was approximately $71,000 and $54,000 in 2007 and 2006, respectively. With the exception of its capital lease (see Note 3), the Company is not obligated to any significant long-term lease commitments or other off-balance sheet financing arrangements.

                                                        EXHIBIT INDEX
                                                        -------------

EXHIBIT   DESCRIPTION OF EXHIBIT                                                             INCORPORATED BY REFERENCE TO:
 NUMBER                                                                   FORM         SEC FILING DATE          EXHIBIT NO.
   3.1     Amended and Restated Certificate of Incorporation              SB-2        December 15, 2005             3.1
           (as amended through December 8, 2005)
   3.2     Amended and Restated By-laws (as amended through               8-K         September 22, 2005            3.2
           September 16, 2005)
   4.1     Specimen Certificate for Class A Common Stock                  SB-2/A      September 12, 2003            4.1
   4.2     Form of Convertible Settlement Note                            10-KSB      April 14, 2006                4.2
   10.1    Employment Agreement, effective June 16, 2003, between         SB-2/A      September 12, 2003           10.2
           Vaso Active Pharmaceuticals, Inc. and Stephen G. Carter**
   10.2    Employment Agreement, dated August 12, 2004, between           10-QSB      November 15, 2004            10.1
           Vaso Active Pharmaceuticals, Inc. and John J. Masiz**
   10.3    2003 Stock Incentive Plan**                                    SB-2        July 3, 2003                 10.3
   10.4    Form of 2003 Non-Employee Director Compensation Plan**         SB-2/A      September 12, 2003           10.4
   10.5    Registration Rights Agreement by and between Vaso              SB-2/A      September 12, 2003           10.5
           Active Pharmaceuticals, Inc. and BioChemics, Inc.
   10.6    License Agreement, dated February 1, 2003, between             SB-2/A      September 12, 2003           10.6
           BioChemics, Inc. and Vaso Active Pharmaceuticals, Inc.,
           as amended by an amendment agreement, dated July 2, 2003
   10.7    Manufacturing and Development Agreement, dated                 SB-2/A      September 12, 2003           10.7
           February 1, 2003, between Vaso Active
           Pharmaceuticals, Inc. and BioChemics, Inc.
   10.8    Administrative Services Agreement, dated September             SB-2/A      September 12, 2003           10.8
           1, 2003, between BioChemics, Inc. and Vaso Active
           Pharmaceuticals, Inc.
   10.9    Brokerage Agreement, effective August 1, 2005, between         10-KSB      April 14, 2006               10.9
           Vaso Active Pharmaceuticals, Inc. and Ferolie Corporation
  10.10    Securities Purchase Agreement dated August 16, 2005            8-K/A       August 19, 2005              99.1
           (including exhibits and schedules)
  10.11    Letter Agreement, dated as of October 12, 2005, among          8-K         November 14, 2005            10.1(a)
           Vaso Active Pharmaceuticals, Inc., Iroquois Master Fund,
           Ltd., Omnicron Master Trust, and RAQ, LLC
  10.12    Letter Agreement, dated as of October 12, 2005, between        8-K         November 14, 2005            10.1(b)
           Vaso Active Pharmaceuticals, Inc. and Smithfield
           Fiduciary LLC
  10.13    Standstill Agreement with respect to Conversion Rights,        8-K         November 14, 2005            10.2
           as amended, dated as of October 13, 2005, between Vaso
           Active Pharmaceuticals, Inc. and BioChemics, Inc.
  10.14    Stipulation and Agreement of Settlement, dated                 10-KSB      April 14, 2006               10.14
           September 21, 2005, among Lead Counsel (as defined therein)
           and certain other parties, with respect to In Re Vaso Active
           Pharmaceuticals Securities Litigation
  10.15    Stipulation and Agreement of Settlement, dated September       10-KSB      April 14, 2006               10.15
           22, 2005, among lead counsel for the Company and th
           plaintiffs and certain other parties, with respect t
           In Re Vaso Active Pharmaceuticals Derivative Litigation
   14      Code of Ethics                                                 8-K         January 25, 2005             99.1
   23      Consent of Stowe & Degon*
  31.1     Certification of Joseph Frattaroli, Acting Chief
           Executive Officer and Chief Financial Officer, pursuant
           to Section 302 of the Sarbanes-Oxley Act of 2002*
  32.1     Certification of Joseph Frattaroli, Acting Chief
           Executive Officer and Chief Financial Officer, pursuant
           to Section 906 of the Sarbanes-Oxley Act of 2002*

            * Exhibit filed with this report.
           ** Management contract or compensatory plan.