Form 10-Q
period 2008-03-31
VASO ACTIVE PHARMACEUTICALS INC
filed 2008-05-15
CIK 1232400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X]  Quarterly Report Pursuant To Section 13 or 15(d) Of The Securities Exchange Act Of 1934.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

OR

[_]  Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934.

For The Transition Period From __________ To __________

COMMISSION FILE NUMBER: 001-31925

VASO ACTIVE PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	02-0670926
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

99 ROSEWOOD DRIVE, SUITE 260
DANVERS, MA	01923
(Address of principal executive offices)	(Zip code)

REGISTRANT’S TELEPHONE NUMBER: (978) 750-1991

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [_] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filed, a non-accelerated filer, or a smaller reporting company.  See the definitions of “larger accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_] (do not check if smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, Class A, $0.0001 par value	5,828,604 shares outstanding on May 11, 2008
Common stock, Class B, $0.0001 par value	4,500,000 shares outstanding on May 11, 2008

VASO ACTIVE PHARMACEUTICALS, INC.

INDEX TO FORM 10-Q

Page

PART I. FINANCIAL INFORMATION

ITEM 1 - Condensed Financial Statements (unaudited):

Condensed Balance Sheets as of March 31, 2008 and December 31,2007	3
Condensed Statements of Operations for the Three-month Periods
Ended March 31, 2008 and 2007	4
Condensed Statements of Cash Flows for the Three-Month Periods
Ended March 31, 2008 and 2007	5
Notes to the Condensed Financial Statements	6

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.	7

ITEM 4T - Controls and Procedures.	13

PART II. OTHER INFORMATION

ITEM 1 - Legal Proceedings	14

ITEM 6 – Exhibits	14

Signatures	15

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

VASO ACTIVE PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2008	2007
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,870	$6,324
Restricted cash	11,683	11,683
Accounts receivable	29,298	25,699
Inventory	39,918	57,515

Prepaid expenses	23,268	19,783

TOTAL CURRENT ASSETS	108,037	121,004

Property and equipment - net	15,092	17,638
	$123,129	$138,642

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
Accounts payable	$697,032	$597,733
Accrued compensation	276,330	233,290
Other accrued expenses	498,615	389,120
Obligations under capital leases - short-term portion	2,567	2,558
Senior secured convertible notes, net of discount	2,612,500	2,612,500
Notes payable	860,000	860,000
Due to parent company	2,654,496	2,395,475
Deferred revenue	31,000	26,000
TOTAL CURRENT LIABILITIES	7,632,540	7,116,676

LONG-TERM LIABILITIES:
Obligations under capital leases - long-term portion	5,863	6,529

	7,638,403	7,123,205
Commitments and contingencies (Note 1)

STOCKHOLDERS' DEFICIENCY:
Preferred stock - $0.0001 par value; authorized 10,000,000 shares; issued and outstanding, none	-	-
Common stock - $0.0001 par value; authorized 60,000,000 shares; issued and outstanding, 10,328,604 at March 31, 2008 and December 31, 2007	1,033	1,033
Additional paid-in capital	8,971,004	8,968,669
Deferred compensation	-	(4,007)
Accumulated deficit	(16,487,311)	(15,950,258)

TOTAL STOCKHOLDERS' DEFICIENCY	(7,515,274)	(6,984,563)
	$123,129	$138,642

See notes to the unaudited condensed financial statements.

VASO ACTIVE PHARMACEUTICALS, INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	THREE-MONTH PERIOD ENDED MARCH 31,
	2008	2007
Net revenues	$22,220	$13,273
Cost of revenues	20,340	6,570
GROSS PROFIT	1,880	6,703

Costs and expenses:
Marketing, advertising and promotion	31,917	66,048
Selling, general and administrative	390,719	412,354
Research and development	-	150
Stock based compensation	4,007	15,101
Loss from operations	(424,763)	(486,950)

Interest income (expense), net	(112,290)	(196,837)

NET LOSS	$(537,053)	$(683,787)

Net loss per share - basic and diluted (Note 2)	$(0.05)	$(0.07)

Weighted average shares outstanding - basic and diluted (Note 2)	10,328,613	10,328,613

Selling, general and administrative (Note 2)	$2,335	45,960

See notes to the unaudited condensed financial statements.

VASO ACTIVE PHARMACEUTICALS, INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	THREE MONTH PERIOD ENDED MARCH 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(537,053)	$(683,787)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,546	3,752
Stock-based compensation (Note 2)	6,342	61,061
Amortization of discount and offering costs associated with convertible debt	-	134,408
Increase (decrease) in cash from change in:
Accounts receivable	(3,599)	21,722
Inventory	17,597	41,873
Prepaid expenses	(3,485)	(1,596)
Accounts payable	99,299	(45,595)
Accrued compensation	43,040	10,880
Other accrued expenses	109,495	(685)
Deferred revenue	5,000	-
Net cash used in operating activities	(260,818)	(457,967)

CASH FLOWS FROM INVESTING ACTIVITIES:

Decreases to restricted cash	-	62,977
Net cash used in investing activities	-	62,977

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of capital lease obligations	(657)	(619)
Increase in amount due to parent company	259,021	391,179
Net cash provided by financing activities	258,364	390,560

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,454)	(4,430)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,324	8,627

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,870	$4,197

SUPPLEMENTAL DISCLOSURES:

Interest paid	0	196,837

See notes to the unaudited condensed financial statements.

VASO ACTIVE PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.             INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the financial statements and related notes of Vaso Active Pharmaceuticals, Inc. (the "Company") as reported in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The results of operations for the three months ended March 31, 2008 may not be indicative of the results that may be expected for the year ending December 31, 2008, or any other period.

2.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN - These financial statements have been prepared on the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. This assumption is presently in question and contingent upon the Company's ability to raise additional funds. Management is in the process of identifying various fund-raising strategies it will pursue in 2008. These strategies may include an additional private placement of the Company's equity securities. There are no assurances that Management will successfully execute such strategies.

ACCOUNTS RECEIVABLE - Accounts receivable consist primarily of trade receivables from the sale of OTC pharmaceutical products. The allowance for doubtful accounts is based on the Company's assessment of the collectability of specific customer accounts and an assessment of economic risk as well as the aging of the accounts receivable. The Company's policy is to write-off uncollectible trade receivables after significant measures have failed to result in their collection. An allowance for doubtful accounts is established to represent the estimated uncollectible trade receivables. The allowance for doubtful accounts was $33,000 at March 31, 2007.  No allowance was recorded at March 31, 2008.

DUE TO PARENT - The Company reimburses certain administrative services provided by BioChemics as well as general overhead fees pursuant to agreements between the Company and BioChemics. In addition, the Company has been receiving working capital advances from Biochemics in the form of cash advances and from Biochemics’ payment of certain Company expenses on behalf of the Company.  The due to parent balance represents the net obligation from the Company to BioChemics at March 31, 2008 and December 31, 2007.

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

The Company has an employee stock incentive plan and a non-employee director compensation plan, which are described more fully in Note 6 to the Company’s Annual Report on Form 10-KSB for the period ended December 31, 2007.

During the three months ended March 31, 2008 and 2007, the Company recorded stock compensation expense of $6,342 and $61,061 respectively in accordance with SFAS 123(R), of which $2,335 and $45,960 was included in selling, general and administrative for the three months ended March 31, 2008 and 2007, respectively.

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

For the three-month periods ended March 31, 2008 and 2007, the effect of stock options and other potentially dilutive shares were excluded from the calculation of diluted net loss per common share as their inclusion would have been antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "1934 Act"), that are based on management's exercise of business judgment as well as assumptions made by, and information currently available to management. When used in this document, the words "may," "will," "anticipate," "believe," "estimate," "intend," and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties as noted below. Should one or more of these risks and uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. We undertake no obligation and do not intend to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events after the date hereof or to reflect the occurrence of any unanticipated events. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize.

Management's Discussion and Analysis should be read together with our condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. This Quarterly Report on Form 10-Q, including the following discussion, contains trend analysis and other forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements in this Quarterly Report on Form 10-Q that are not statements of historical facts are forward-looking statements. These forward looking statements made herein are based on our current expectations, involve a number of risks and uncertainties and should not be considered as guarantees of future performance.

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

Other factors that could cause actual results to differ materially include without limitation:

•	our inability to repay our debt and the potential consequences thereof, such as bankruptcy;
•	an inability to arrange debt or equity financing;
•	our ability to finance our business;
•	the outcome of pending litigation or future legal proceedings;
•	the impact of new technologies on our products and our competition;
•	adverse changes in laws or rules or regulations of governmental agencies;
•	interruptions or cancellation of existing contracts;

•	impact of competitive products and pricing;
•	product demand and market acceptance and risks;
•	the presence of competitors with greater financial resources;
•	product development and commercialization risks;
•	our ability to maintain our current pricing model and/or decrease our cost of sales;
•	continued availability of supplies or materials used in manufacturing at the current prices;
•	the ability of management to execute plans and motivate personnel in the execution of those plans;
•	adverse publicity related to our products or the Company itself;
•	adverse claims relating to our intellectual property;
•	the adoption of new, or changes in, accounting principles;
•	the costs inherent with complying with new statutes and regulations applicable to public reporting companies, such as the Sarbanes-Oxley Act of 2002;
•	other new lines of business that the Company may enter in the future; and

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in the forward-looking statements in this quarterly report. Other unknown or unpredictable factors also could have material adverse effects on our future results, including the factors described under the heading "Risk Factors" in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. The forward-looking statements in this quarterly report are made only as of the date of this quarterly report, and we do not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

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

During 2006 the Company commenced wholesale distribution under purchase order to chain drug and grocery stores. Currently our products are being distributed through eight drug and grocery chains totaling more than 1,000 retail stores plus 120 independent pharmacies. In addition our products are available for purchase on Amazon.com, AmericaRX.com, HarmonDiscount.com, and AlleonPharmacy.net. Online sales have not been significant to date.

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

STOCK-BASED COMPENSATION - As part of our compensation programs offered to our employees, we have historically granted stock options. We grant stock options to employees based on the fair value of the Class A common stock at the grant date.

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

The Company has an employee stock incentive plan and a non-employee director compensation plan, which are described more fully in Note 6 to the Company’s Annual Report on Form 10-KSB for the period ended December 31, 2007.

THREE MONTHS ENDED MARCH 31, 2008 AND MARCH 31, 2007

NET REVENUES - Net revenues for the three-month period ended March 31, 2008 increased $8,947 to $22,220 from $13,273, or 67%, from the comparable period in 2007.  The increase in sales is primarily related to higher sales for the period ended March 31, 2008 to approximately the same number of customers in the prior comparable period.   Our ability to properly support a significantly larger distribution network has been negatively affected due to working capital constraints. All of our revenues during each of the periods were generated from the sale of our three OTC products in a single segment.

COST OF SALES - In general, our cost of sales is proportionately variable to our net revenues. However, we maintain certain fixed manufacturing costs. Cost of sales for the three-month period ended March 31, 2008 increased $13,770 to $20,340 from $6,570 in the comparable period in 2007. This increase was attributed primarily to the increase in sales and certain inventory adjustments.  At our current low volume of sales we do not believe any meaningful comparison can be made in costs of sales for the periods presented.

MARKETING, ADVERTISING AND PROMOTION - Marketing, advertising and promotion expenses for the three-month period ended March 31, 2008 decreased $34,131, or approximately 52%, to $31,917 from $66,048 in the comparable period in 2007. This decrease was primarily related to cutbacks related to working capital constraints.

SELLING, GENERAL AND ADMINISTRATIVE - Selling, general and administrative expenses decreased by $21,635 to $390,719 during the three months ended March 31, 2008 as compared to $412,354 in the comparable period in 2007.   The decrease results primarily from a decrease in stock based compensation expense of approximately $42,000 and small decreases in a number of other expenses partially offset by increases of approximately $40,000 in legal fees.

Selling, general and administrative expenses for the three months ended March 31, 2008 primarily consist of salaries, wages and related personnel costs, professional fees such as legal, audit and business advisory services typical of a publicly held corporation, commercial liability and directors and officers insurance costs and general overhead such as facility costs.

RESEARCH AND DEVELOPMENT - Research and development expenses decreased $150 to $0 for the three months ended March 31, 2008 over the comparable period in 2007. We suspended substantially all research and development activities in January 2006 due to a lack of working capital. The $150 is a miscellaneous charge incurred in connection with sample testing during the three months ended March 31, 2007.

STOCK-BASED COMPENSATION -

During the three months ended March 31, 2008, the Company recorded stock compensation expense of $4,007 for consultants in accordance with SFAS 123(R).

INTEREST EXPENSE - Interest expense decreased $84,547 to $112,290 during the three months ended March 31, 2008 as compared to $196,837 in the comparable period in 2007. Substantially all of the interest charges were incurred in connection with our Senior Secured Convertible Notes issued in August 2005.  The decrease results primarily from decreased interest charges of approximately $134,000 in connection with debt issuance costs and warrant costs becoming fully recorded as of  May 1, 2007. The prior comparable period in 2007 recorded three months of those charges. This decrease was partially offset by increased interest charges of approximately $50,000  for  the three-months ended March 31, 2008 because the interest rate on the Senior Secured Convertible Notes increased from 10% to 18% on May 2, 2007.

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

On August 16, 2005, under a Securities Purchase Agreement (the "Purchase Agreement"), we issued a series of Senior Secured Convertible Notes (the "Notes") due May 1, 2007 in the aggregate principal amount of $2,500,000. The Company received approximately $1,700,000 in net cash proceeds from financing after placement fees, legal expenses, other offering costs, and funding of an escrow for future interest payments on the Notes. Placement fees, legal expenses and other offering costs paid were approximately $360,000 and approximately $437,000 was placed into escrow to fund substantially all of the Company's interest payments on the Notes (assuming that the Notes continued to accrue interest at the initial rate of 10% per annum).

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

As of May 10, 2008 the Company has not received similar notices from the other note holders. If the Company had received similar notices from all the other remaining note holders, the Company would have recorded an additional charge for default premium on senior secured convertible notes in the amount of approximately $249,000 during the quarter ended March 31, 2008.

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

Under the Purchase Agreement, the Company is required to reserve for issuance a total of 4,870,130 shares of Class A Common Stock, in connection with the possible conversion of Notes and the possible exercise of the Warrants.

At March 31, 2008 the Company had unrestricted cash of $3,870 and a working capital deficiency of approximately $7.4 million, excluding approximately $237,000 of accounts payable related to legal fees that we intend to contest. Our financial condition has been materially and adversely affected by regulatory and shareholder actions taken against us during 2004 and 2005.

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

ITEM 4T. CONTROLS AND PROCEDURES

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As previously disclosed in the Company's Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2007, the Company filed a lawsuit in 2006 in the Massachusetts Superior Court against the law firm of Robinson & Cole LLP. Our expert disclosure, served last week, alleges that the Company suffered about $77 million in damages. Also, fact discovery is complete and expert discovery is underway.

ITEM 6 . EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

31.1	Certification of Joseph Frattaroli, Acting Chief Executive Officer and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Joseph Frattaroli, Acting Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
___________

SIGNATURES

In accordance with Section 13 and 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2008.

VASO ACTIVE PHARMACEUTICALS, INC.

By: /s/ Joseph Frattaroli
Joseph Frattaroli
President and Acting Chief Executive
Officer Chief Financial Officer