Form 10-Q
period 2008-06-30
VASO ACTIVE PHARMACEUTICALS INC
filed 2008-08-14
CIK 1232400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X]  Quarterly Report Pursuant To Section 13 or 15(d) Of The Securities Exchange Act Of 1934.

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_] (do not check if smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, Class A, $0.0001 par value	5,828,604 shares outstanding on August 11, 2008
Common stock, Class B, $0.0001 par value	4,500,000 shares outstanding on August 11, 2008

VASO ACTIVE PHARMACEUTICALS, INC.

INDEX TO FORM 10-QSB

PART I.     FINANCIAL INFORMATION

ITEM 1 - Condensed Financial Statements (unaudited):

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

VASO ACTIVE PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS

	JUNE 30,	DECEMBER 31
	2008	2007
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,165	$6,324
Restricted cash	11,683	11,683
Accounts receivable	14,091	25,699
Inventory	35,832	57,515

Prepaid expenses	20,850	19,783

TOTAL CURRENT ASSETS	85,621	121,004

Property and equipment net	7,046	17,638
	$92,667	$138,642

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Accounts payable	$808,097	$597,733
Accrued compensation	324,798	233,290
Other accrued expenses	605,953	389,120
Obligations under capital leases - short-term portion	-	2,558
Senior secured convertible notes, net of discount	2,781,250	2,612,500
Notes payable	860,000	860,000
Due to parent company	2,881,871	2,395,475
Deferred revenue	31,000	26,000
TOTAL CURRENT LIABILITIES	8,292,969	7,116,676

LONG-TERM LIABILITIES:
Obligations under capital leases - long-term portion	-	6,529

	8,292,969	7,123,205
Commitments and contingencies (Note 1)
STOCKHOLDERS' EQUITY:
Preferred stock - $0.0001 par value; authorized
10,000,000 shares; issued and outstanding, none		-
Common stock - $0.0001 par value; authorized
60,000,000 shares; issued and outstanding, 10,328,613	1,033	1,033
Additional paid-in capital	8,971,004	8,968,669
Deferred compensation	-	(4,007)
Accumulated deficit	(17,172,339)	(15,950,258)

TOTAL STOCKHOLDERS' DEFICIENCY	(8,200,302)	(6,984,563)
	$92,667	$138,642

See notes to the unaudited condensed financial statements.

VASO ACTIVE PHARMACEUTICALS, INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	THREE-MONTH PERIOD ENDED JUNE 30,		SIX-MONTH PERIOD ENDED JUNE 30,
	2008	2007	2008	2007

Net revenues	$3,226	$10,591	$25,446	$23,864
Cost of revenues	4,255	12,016	24,595	18,586
GROSS PROFIT	(1,029)	(1,425)	851	5,278

Costs and expenses:
Marketing, advertising and promotion	7,332	49,366	39,249	115,414
Selling, general and administrative (1)	395,757	359,969	786,476	772,323
Research and development	-	-	-	150
Stock based compensation	-	15,101	4,007	30,202

Loss from operations	(404,118)	(425,861)	(828,881)	(912,811)

Interest income (expense), net	(112,160)	(140,674)	(224,450)	(337,511)

Charge for default premium on senior secured convertible notes	(168,750)	(112,500)	(168,750)	(112,500)

Debt restructuring (expense)	-	(43,993)	-	(43,993)

NET LOSS	$(685,028)	$(723,028)	$(1,222,081)	$(1,406,815)

Net loss per share - basic and diluted (Note 2)	$(0.07)	$(0.07)	$(0.12)	$(0.14)

Weighted average shares outstanding - basic and
diluted (Note 2)	10,328,613	10,328,613	10,328,613	10,328,613

(1) Includes stock based compensation of:	$2,335	$45,960	$2,335	$91,920

See notes to the unaudited condensed financial statements.

VASO ACTIVE PHARMACEUTICALS, INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	SIX-MONTH PERIOD ENDED JUNE 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,222,081)	$(1,406,815)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,075	7,504
Stock-based compensation (Note 4)	6,342	122,121
Disposition of capital lease	(2,102)	-
Amortization of discount and offering costs associated with convertible debt	-	179,211
Reserve for doubtful accounts	9,000	-
Increase in senior secured convertible notes for default premium	168,750	112,500
Accrued debt restructuring expense	-	43,993
Accrued legal settlement
Increase (decrease) in cash from change in:
Accounts receivable	2,608	27,002
Inventory	21,683	48,311
Prepaid expenses	(1,067)	294
Accounts payable	210,364	(65,670)
Accrued compensation	91,508	46,884
Deferred revenue	5,000	-
Other accrued expenses	216,833	33,424
Net cash used in operating activities	(489,087)	(851,241)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash	-	124,636

Net cash provided by investing activities	-	124,636

CASH FLOWS FROM FINANCING ACTIVITIES:

Obligations under capital leases	(468)	(1,248)
Due to/from parent company	486,396	725,226
Net cash provided by financing activities	485,928	723,978

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,159)	(2,627)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,324	8,627

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,165	$6,000

SUPPLEMENTAL DISCLOSURES:
Interest paid	$-	$337,511
Income taxes paid	$-	$-

See notes to the unaudited condensed financial statements.

VASO ACTIVE PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.             INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the financial statements and related notes of Vaso Active Pharmaceuticals, Inc. (the "Company") as reported in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The results of operations for the three and six months ended June 30, 2008 may not be indicative of the results that may be expected for the year ending December 31, 2008, or any other period.

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

ACCOUNTS RECEIVABLE - Accounts receivable consist primarily of trade receivables from the sale of OTC pharmaceutical products. The allowance for doubtful accounts is based on the Company's assessment of the collectability of specific customer accounts and an assessment of economic risk as well as the aging of the accounts receivable. The Company's policy is to write-off uncollectible trade receivables after significant measures have failed to result in their collection. An allowance for doubtful accounts is established to represent the estimated uncollectible trade receivables. The allowance for doubtful accounts was $9,000 at June 30, 2008.  No allowance was recorded at December 31, 2007.

NON-CASH INVESTING AND FINANCING ACTIVITIES:  During the three months ended June 30, 2008 the Company returned used office equipment with a net book value of $6,518 to the vendor in exchange for cancellation of the remaining payments due on a capital lease.  The value of the remaining payments on the lease, discounted for interest, was $8,620.

DUE TO PARENT - The Company reimburses certain administrative services provided by BioChemics as well as general overhead fees pursuant to agreements between the Company and BioChemics. In addition, the Company has been receiving working capital advances from BioChemics in the form of cash advances and from BioChemics’ payment of certain Company expenses on behalf of the Company.  The due to parent balance represents the net obligation from the Company to BioChemics at June 30, 2008 and December 31, 2007.

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

During the three months ended June 30, 2008 and 2007, the Company recorded stock compensation expense of $-0- and $61,061 respectively in accordance with SFAS 123(R), of which $-0- and $45,960 was included in selling, general and administrative for the three months ended June 30, 2008 and 2007, respectively.  During the six months ended June 30, 2008 and 2007, the Company recorded stock compensation expense of $6,342 and $122,121 respectively, of which $2,335 and $91,920 was included in selling, general and administrative.

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

For the three-month and six-month periods ended June 30, 2008 and 2007, the effect of stock options and other potentially dilutive shares were excluded from the calculation of diluted net loss per common share as their inclusion would have been antidilutive.

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

Management's Discussion and Analysis should be read together with our condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. This Quarterly Report on Form 10-Q, including the following discussion, may contain trend analysis and other forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements in this Quarterly Report on Form 10-Q that are not statements of historical facts are forward-looking statements. These forward looking statements made herein are based on our current expectations, involve a number of risks and uncertainties and should not be considered as guarantees of future performance.

The single most pressing factor that could cause actual results to differ materially and adversely is our lack of working capital and our need to raise additional capital to repay Senior Secured Convertible Notes in the principal amount of $2,500,000 that became due on May 1, 2007 and 5% Subordinated Callable Convertible Notes in the aggregate principal amount of $860,000 that became due in December 2007 and February 2008 and that remain unpaid at this time.  On July 24, 2008, we received a notice of default from Iroquois Master Fund, Ltd (“Iroquois”), as further described herein.  See “Liquidity and Capital Resources”.

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

THREE MONTHS ENDED JUNE 30, 2008 AND 2007

NET REVENUES - Net revenues decreased $7,365 to $3,226 for the three month period ended June 30, 2008 as compared to $10,591 in the prior comparable period. In the three months ended June 30, 2008 we recognized decreased sales of our three OTC products to approximately the same number of chain supermarkets as in the comparable period in 2007.

COST OF SALES - Cost of sales decreased $7,761 to $4,255 during the three month period ended June 30, 2008 from $12,016 in the comparable period in 2007. In general, our cost of sales is variable to our net revenues. However, certain manufacturing events such as inventory adjustments may distort our cost of sales, and therefore our gross profit, during any particular period.

GROSS PROFIT - Gross profit as a percentage of net revenues was approximately (31.9%) for the three month period ended June 30, 2008 compared to approximately (13.5%) for the prior comparable period. We do not believe that any comparison between periods is meaningful in our current stage of development and level of sales.

MARKETING, ADVERTISING AND PROMOTION - Marketing, advertising and promotion expenses decreased by $42,034 to $7,332 for the three-month period ended June 30, 2008 from $49,366 during the three-month period ended June 30, 2007.  This decrease is primarily related to budgetary reductions due to working capital constraints.

SELLING, GENERAL AND ADMINISTRATIVE - Selling, general and administrative expenses increased by $35,788 to $395,757 during the three-month period ended June 30, 2008 as compared to $359,969 in the comparable period in 2007. The increase resulted primarily from expert witness fees, in connection with the Company’s lawsuit against Robinson & Cole LLP, of approximately $80,000, which were not incurred in the prior comparable period, plus net changes to the bad debt reserve by approximately $41,000, which were partially offset by decreases to legal fees and stock based compensation in the approximate amounts of $23,000 and $46,000 respectively.

During the three months ended June 30, 2008, other selling, general and administrative expenses we incurred were $177,000 in salaries, wages and related personnel costs; approximately $15,000 in legal fees; approximately $32,000 for various insurance premiums typical of a public company; approximately $15,000 for board of director compensation, approximately $11,000 in management fees from BioChemics, approximately $24,000 in registered accountant fees, and approximately $11,000 in rent expense. The remaining selling, general and administrative expenses pertained to our general operations.

STOCK BASED COMPENSATION - We are required to record stock-based compensation when we grant options to purchase our common stock to employees and non-employees in accordance with SFAS 123R. The value of these options is calculated using the Black-Scholes option-pricing model. Stock based compensation for the three-month periods ended June 30, 2008 and 2007 was $0 and $45,960 to employees, respectively, and $0 and $15,101 to non-employees, respectively. Since no grants were made to employees or non-employees during these periods, the amount recorded was attributable to the normal amortization of fair value of these awards into expense over the vesting period of the awards.

INTEREST EXPENSE, net – Interest expense, net decreased by $28,514 to $112,160 during the three months ended June 30, 2008 from $140,674 in the comparable period in 2007.  The decrease resulted from decreased interest charges in connection with debt issuance costs and warrant costs being fully accreted on May 1, 2007.  The prior comparable quarter in 2007 recorded one month of those charges.  This decrease was partially offset by increased interest charges from May 2, 2007 to the present because the interest rate on the Senior Secured Convertible Notes increased to 18% on May 2, 2007.

SIX MONTHS ENDED JUNE 30, 2008 AND 2007

NET REVENUES - Net revenues increased $1,582 to $25,446 for the six month period ended June 30, 2008 as compared to $23,864 in the prior comparable period. In the six months ended June 30, 2008 and 2007, we recognized revenue primarily from re-order shipments to approximately the same number of chain supermarkets.

COST OF SALES - Cost of sales increased $6,009 to $24,595 during the six month period ended June 30, 2008 from $18,586 in the comparable prior period. In general, our cost of sales is variable to our net revenues. This increase was due primarily to higher inventory write-offs and adjustments over the prior comparable period.

GROSS PROFIT - Gross profit as a percentage of net revenues was approximately 3.3% for the six month period ended June 30, 2008 compared to approximately 22% for the prior comparable period. We do not believe that any comparison between periods is meaningful in our current stage of development and level of sales.

MARKETING, ADVERTISING AND PROMOTION - Marketing, advertising and promotion expenses decreased $76,165 or approximately 66% for the six-month period ended June 30, 2008 from $115,414 for the six-month period ended June 30, 2007. This decrease is primarily related to budgetary reductions, primarily in the second quarter of 2008, due to working capital constraints.

SELLING, GENERAL AND ADMINISTRATIVE - Selling, general and administrative expenses increased by $14,153 to $786,476 during the six-month period ended June 30, 2008 as compared to $772,323 in the comparable period in 2007.   The increase resulted primarily from increases of approximately $17,000 in legal fees plus expert witness fees of approximately $80,000, in connection with the Company’s lawsuit against Robinson & Cole LLP, which were not incurred in 2007. These increases were partially offset by a decrease of approximately $90,000 in stock based compensation.

During the six-months ended June 30, 2008, other selling, general and administrative expenses we incurred were $359,668 in salaries, wages and related personnel costs; approximately $80,000 in expert witness fees; approximately $66,000 for various insurance premiums typical of a public company; approximately $30,000 for board of director compensation, approximately $23,000 in management fees from BioChemics, approximately $64,000 in registered accountant fees; approximately $31,000 in rent expense. The remaining selling, general and administrative expenses pertained to our general operations.

RESEARCH AND DEVELOPMENT - Research and development expenses decreased from $150 to $-0- for the six-month period ended June 30, 2008 as compared to $150 in the comparable prior period in 2007. Due to working capital constraints, we suspended substantially all research and development activities at the end of 2005.

STOCK-BASED COMPENSATION - During the six months ended June 30, 2008 and 2007 the Company recorded stock compensation expense of $2,335 and $91,920 to employees, respectively, and $4,007 and $30,202 to consultants, respectively, in accordance with SFAS 123(R).

INTEREST EXPENSE, net – Interest expense, net decreased by $113,061 to $224,450 during the six months ended June 30, 2008 from $337,511 in the comparable period in 2007.  The decrease results from decreased interest charges in connection with debt issuance costs and warrant costs being fully accreted on May 1, 2007.  The prior comparable period in 2007 recorded four months of those charges.  This decrease was partially offset by increased interest charges from May 2, 2007 to the present because the interest rate on the Senior Secured Convertible Notes increased to 18% on May 2, 2007.

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

On August 16, 2005, under a Securities Purchase Agreement (the "Purchase Agreement"), we issued a series of Senior Secured Convertible Notes (the "Notes") due May 1, 2007 in the aggregate principal amount of $2,500,000. The Company received approximately $1,700,000 in net cash proceeds from financing after placement fees, legal expenses, other offering costs, and funding of an escrow for future interest payments on the Notes. Placement fees, legal expenses and other offering costs paid were approximately $360,000, and approximately $437,000 was placed into escrow to fund substantially all of the Company's interest payments on the Notes (assuming that the Notes continued to accrue interest at the initial rate of 10% per annum).

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

On July 24, 2008, the Company received written notice (the "Iroquois Notice") from Iroquois Master Fund LTD ("Iroquois") that Events of Default had occurred under the Iroquois Note, in the original principal amount of $1,125,000, and that Iroquois had elected to require the Company to redeem the Iroquois Note at the Event Price, as defined in the Iroquois Note. The Event Price is equal to 115% of the outstanding principal, plus accrued interest (or, if greater, 115% of the value of shares that such holder could receive upon conversion of the Iroquois Note, based on a five day trading average price). In addition, the default rate of interest on any unpaid amounts is 18%. In connection with receipt of the Iroquois Notice, the Company has recorded a charge for default premium on senior secured convertible notes in the amount of $168,750 during the quarter ended June 30, 2008.  Iroquois is also the collateral agent for the other note holders.

As of August 11, 2008 the Company has not received similar notices from the other note holders. If the Company had received similar notices from all the other remaining note holders, the Company would have recorded an additional charge for default premium on senior secured convertible notes in the amount of approximately $80,250 during the quarter ended June 30, 2008.

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

At June 30, 2008 the Company had unrestricted cash of $3,165 and a working capital deficiency of approximately $7.97 million, excluding approximately $237,000 of accounts payable related to legal fees that we intend to contest. Our financial condition has been materially and adversely affected by regulatory and shareholder actions taken against us during 2004 and 2005.

Our ability to continue our business activities, including increasing our marketing support for our existing products, funding of the development of our product candidates through BioChemics and the commercialization of these product candidates, will depend upon, among other things, raising capital from third parties, receiving net cash flows from sales of our products, or a recovery in our lawsuit against Robinson & Cole LLP. If we successfully generate cash through any of these methods, our priorities will be: (i) to contribute to support our existing products; (ii) to bring our acne product candidate to market; and (iii) to commence clinical trials for our ibuprofen candidate.

Presentations and discussions with potential investors in an attempt to obtain financing in order to provide important funds to the Company have been unsuccessful to date. Without these funds, or some other source of capital, we will be unable to repay our outstanding debt which is past due. We are uncertain whether we will obtain any financing. To date the Company has not negotiated a forbearance, extension or other arrangement, may be forced to seek relief from its creditors in bankruptcy, or the holders of such notes might seek to foreclose on the Company assets, liquidate the Company, or have it declared insolvent.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As previously disclosed in the Company's Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2007, the Company filed a lawsuit in 2006 in the Massachusetts Superior Court against the law firm of Robinson & Cole LLP (Civil Action No. 06-4958-BLS2).  Discovery in the lawsuit has been completed.  Robinson & Cole has moved for partial summary judgment, or alternatively for an order in limine, to preclude the Company from measuring its damages on the basis of the drop in the value of the Company's common stock resulting from the law firm's malpractice.  The Company has opposed the motion, which is scheduled to be argued to the Court later this year.  The Company anticipates that the case will be scheduled for a 2009 jury trial.

ITEM 6 . EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

31.1	Certification of Joseph Frattaroli, Acting Chief Executive Officer and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Joseph Frattaroli, Acting Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
___________

SIGNATURES

In accordance with Section 13 and 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2008.

VASO ACTIVE PHARMACEUTICALS, INC.

By: /s/ Joseph Frattaroli
Joseph Frattaroli
President and Acting Chief Executive
Officer Chief Financial Officer