Form 10-Q
period 2008-09-30
VASO ACTIVE PHARMACEUTICALS INC
filed 2008-11-14
CIK 1232400

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

                  REGISTRANT'S TELEPHONE NUMBER: (978) 750-1991

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [_] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filed, a non-accelerated filer, or a smaller reporting company. See the definitions of "larger accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]                      Accelerated filer [_]
Non-accelerated filer [_]                        Smaller reporting company [X]
(do not check if smaller reporting company)

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

         Yes [_] No [X]

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, Class A, $0.0001 par value           5,828,604 shares outstanding on November 11, 2008
Common stock, Class B, $0.0001 par value           4,500,000 shares outstanding on November 11, 2008



                                    VASO ACTIVE PHARMACEUTICALS, INC.

                                           INDEX TO FORM 10-Q

                                                                                                    Page
                                                                                                    ----

PART I.     FINANCIAL INFORMATION

ITEM 1 - Condensed Financial Statements (unaudited):

Condensed Balance Sheets as of September 30, 2008 and December 31, 2007                               3
Condensed Statements of Operations for the Three and Nine-Month Periods Ended September 30, 2008
           and 2007                                                                                   4
Condensed Statements of Cash Flows for the Nine-Month Periods Ended September 30, 2008 and 2007       5
Notes to the Condensed Financial Statements                                                           6

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations        8

ITEM 4T - Controls and Procedures                                                                     14

PART II.    OTHER INFORMATION

ITEM I.  Legal Proceedings                                                                            14

ITEM 6 - Exhibits                                                                                     14

Signature                                                                                             15

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


                                          VASO ACTIVE PHARMACEUTICALS, INC.
                                               CONDENSED BALANCE SHEETS


                                                                                SEPTEMBER 30,          DECEMBER 31
                                                                                    2008                  2007
                                                                              ----------------      ----------------
                                                                                (UNAUDITED)
                                                        ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                     $          1,893      $          6,324
Restricted cash                                                                         11,683                11,683
Accounts receivable                                                                     26,245                25,699
Inventory                                                                               34,056                57,515
Prepaid expenses                                                                        26,679                19,783
                                                                              ----------------      ----------------

     TOTAL CURRENT ASSETS                                                              100,556               121,004

Property and equipment - net                                                             5,517                17,638
                                                                              ----------------      ----------------
                                                                              $        106,073      $        138,642
                                                                              ================      ================

                                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Accounts payable                                                              $        818,416      $        597,733
Accrued compensation                                                                   416,275               233,290
Other accrued expenses                                                                 718,145               389,120
Obligations under capital leases - short-term portion                                       --                 2,558
Senior secured convertible notes, net of discount                                    2,781,250             2,612,500
Notes payable                                                                          860,000               860,000
Due to parent company                                                                3,056,857             2,395,475
Deferred revenue                                                                        31,000                26,000
                                                                              ----------------      ----------------
     TOTAL CURRENT LIABILITIES                                                       8,681,943             7,116,676

LONG-TERM LIABILITIES:

Obligations under capital leases - long-term portion                                        --                 6,529
                                                                              ----------------      ----------------
     TOTAL LONG-TERM LIABILITIES                                                            --                 6,529
                                                                              ----------------      ----------------

                                                                                     8,681,943             7,123,205
                                                                              ----------------      ----------------

Commitments and contingencies (Note 1)

STOCKHOLDERS' EQUITY:
Preferred stock - $0.0001 par value; authorized
   10,000,000 shares; issued and outstanding, none                                          --                    --
Common stock - $0.0001 par value; authorized
   60,000,000 shares; issued and outstanding, 10,328,613                                 1,033                 1,033
Additional paid-in capital                                                           8,971,004             8,968,669
Deferred compensation                                                                       --                (4,007)
Accumulated deficit                                                                (17,547,907)          (15,950,258)
                                                                              ----------------      ----------------

TOTAL STOCKHOLDERS' DEFICIENCY                                                      (8,575,870)           (6,984,563)
                                                                              ----------------      ----------------
                                                                              $        106,073      $        138,642
                                                                              ================      ================


                              See notes to the unaudited condensed financial statements






                                               VASO ACTIVE PHARMACEUTICALS, INC.
                                          UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                        Three-Month Period Ended                Nine-Month Period Ended
                                                             September 30,                           September 30,
                                                  ------------------------------------    ------------------------------------
                                                        2008                2007                2008                2007
                                                  ----------------    ----------------    ----------------    ----------------

Net revenues                                      $         16,833    $         14,804    $         42,279    $         38,668
Cost of revenues                                            14,216              12,535              38,811              31,121
                                                  ----------------    ----------------    ----------------    ----------------
    GROSS PROFIT                                             2,617               2,269               3,468               7,547
                                                  ----------------    ----------------    ----------------    ----------------

Costs and expenses:
  Marketing, advertising and promotion                       4,143              63,212              43,392             178,626
  Selling, general and administrative (1)                  261,850             357,750           1,048,326           1,130,073
  Research and development                                      --                  --                  --                 150
  Stock based compensation                                      --              15,101               4,007              45,303
                                                  ----------------    ----------------    ----------------    ----------------

    Loss from operations                                  (263,376)           (433,794)         (1,092,257)         (1,346,605)

Interest income (expense), net                            (112,192)           (113,543)           (336,642)           (451,054)
Charge for default premium on senior
  Secured convertible notes                                     --                  --            (168,750)           (112,500)
Debt restructuring expense                                      --                  --                  --             (43,993)
                                                  ----------------    ----------------    ----------------    ----------------
                                                          (112,192)           (113,543)           (505,392)           (607,547)

  NET LOSS                                        $       (375,568)   $       (547,337)   $     (1,597,649)   $     (1,954,152)
                                                  ================    ================    ================    ================

  Net loss per share - basic and
    diluted (Note 2)                              $          (0.04)   $          (0.05)   $          (0.15)   $          (0.19)
                                                  ================    ================    ================    ================

Weighted average shares outstanding -
  basic and diluted (Note 2)                            10,328,613          10,328,613          10,328,613          10,328,613
                                                  ================    ================    ================    ================

    (1) Includes stock based compensation of:                   --              45,960               2,335             137,880


                                   See notes to the unaudited condensed financial statements.






                                                  VASO ACTIVE PHARMACEUTICALS, INC.
                                            UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                                                                     Nine-Month Period Ended
                                                                                                          September 30,
                                                                                               ------------------------------------
                                                                                                     2008                2007
                                                                                               ----------------    ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                       $     (1,597,649)  $      (1,954,152)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                                          5,604              11,256
   Stock-based compensation (Note 4)                                                                      6,342             183,183
   Disposition of capital lease                                                                          (2,102)                 --
   Amortization of discount and offering costs associated with convertible debt                              --             179,211
   Inventory write-off                                                                                       --              22,591
   Accrued debt restructuring expenses                                                                       --              43,993
   Increase in senior secured convertible notes for default premium                                     168,750             112,500
   Increase (decrease) in cash from change in:
   Accounts receivable                                                                                     (546)             14,051
     Inventory                                                                                           23,459              61,631
     Prepaid expenses                                                                                    (6,896)            (27,151)
     Accounts payable                                                                                   220,683             (64,959)
     Accrued compensation                                                                               182,985              34,108
     Deferred revenue                                                                                     5,000               6,000
     Other accrued expenses                                                                             329,025             146,848
                                                                                               ----------------    ----------------
           Net cash used in operating activities                                                       (665,345)         (1,230,890)
                                                                                               ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease (additions) in restricted cash                                                                   --             124,636
                                                                                               ----------------    ----------------
           Net cash provided by (used in) investing activities                                               --             124,636
                                                                                               ----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Obligations under capital leases                                                                        (468)             (1,886)
   Due to/from parent company                                                                           661,382           1,106,885
                                                                                               ----------------    ----------------
           Net cash provided by financing activities                                                    660,914           1,104,999
                                                                                               ----------------    ----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                     (4,431)             (1,255)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                            6,324               8,627
                                                                                               ----------------    ----------------


CASH AND CASH EQUIVALENTS, END OF PERIOD                                                       $          1,893    $          7,372
                                                                                               ================    ================

SUPPLEMENTAL DISCLOSURES:
   Interest paid                                                                               $             --    $        451,054
   Income taxes paid                                                                           $             --    $             --

NONCASH DISCLOSURES:
   Issuance of capital leases and acquired equipment                                           $             --    $             --


                                     See notes to the unaudited condensed financial statements.


                                                                 5

                       VASO ACTIVE PHARMACEUTICALS, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


1.       INTERIM FINANCIAL STATEMENTS

         The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the financial statements and related notes of Vaso Active Pharmaceuticals, Inc. (the "Company") as reported in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The results of operations for the three and nine months ended September 30, 2008 may not be indicative of the results that may be expected for the year ending December 31, 2008, or any other period.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         GOING CONCERN - These financial statements have been prepared on the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. This assumption is presently in question and contingent upon the Company's ability to raise additional funds. Management is in the process of identifying various fund-raising strategies it will continue to pursue in 2008. These strategies may include an additional private placement of the Company's equity securities. There are no assurances that Management will successfully execute such strategies.

         ACCOUNTS RECEIVABLE - Accounts receivable consist primarily of trade receivables from the sale of OTC pharmaceutical products. The allowance for doubtful accounts is based on the Company's assessment of the collectability of specific customer accounts and an assessment of economic risk as well as the aging of the accounts receivable. The Company's policy is to write-off uncollectible trade receivables after significant measures have failed to result in their collection. An allowance for doubtful accounts is established to represent the estimated uncollectible trade receivables. The allowance for doubtful accounts was $9,000 at September 30, 2008. No allowance was recorded at December 31, 2007.

         NON-CASH INVESTING AND FINANCING ACTIVITIES: During the nine months ended September 30, 2008 the Company returned used office equipment with a net book value of $6,518 to the vendor in exchange for cancellation of the remaining payments due on a capital lease. The value of the remaining payments on the lease, discounted for interest, was $8,620.

         DUE TO PARENT - The Company reimburses certain administrative services provided by BioChemics as well as general overhead fees pursuant to agreements between the Company and BioChemics. In addition, the Company has been receiving working capital advances from BioChemics in the form of cash advances and from BioChemics' payment of certain Company expenses on behalf of the Company. The due to parent balance represents the net obligation from the Company to BioChemics at September 30, 2008 and December 31, 2007.

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

         The Company has an employee stock incentive plan and a non-employee director compensation plan, which are described more fully in Note 8 to the Company's Annual Report on Form 10-KSB for the period ended December 31, 2007.

         During the three months ended September 30, 2008 and 2007, the Company recorded stock compensation expense of $-0- and $61,061 respectively in accordance with SFAS 123(R), of which $-0- and $45,960 was included in selling, general and administrative for the three months ended September 30, 2008 and 2007, respectively. During the nine months ended September 30, 2008 and 2007, the Company recorded stock compensation expense of $6,342 and $183,183 respectively, of which $2,335 and $137,880 was included in selling, general and administrative.

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

         For the three-month and nine-month periods ended September 30, 2008 and 2007, the effect of stock options and other potentially dilutive shares were excluded from the calculation of diluted net loss per common share as their inclusion would have been antidilutive.

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

         The single most pressing factor that could cause actual results to differ materially and adversely is our lack of working capital and our need to raise additional capital to repay Senior Secured Convertible Notes in the principal amount of $2,781,250 that became due on May 1, 2007 and 5% Subordinated Callable Convertible Notes in the aggregate principal amount of $860,000 that became due in December 2007 and February 2008 and that remain unpaid at this time. On July 24, 2008, we received a notice of default from Iroquois Master Fund, Ltd ("Iroquois"), as further described herein. See "Liquidity and Capital Resources".

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

         During 2006 the Company commenced wholesale distribution under purchase orders to chain drug and grocery stores. Currently our products are being distributed through eight drug and grocery chains totaling more than 1,000 retail stores plus 120 independent pharmacies. In addition our products are available for purchase on Amazon.com, AmericaRX.com, HarmonDiscount.com, and AlleonPharmacy.net. Online sales have not been significant to date.


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

         The Company has an employee stock incentive plan and a non-employee director compensation plan, which are described more fully in Note 6 to the Company's Annual Report on Form 10-KSB for the period ended December 31, 2007.


THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

      NET REVENUES - Net revenues increased $2,029 to $16,833 for the three month period ended September 30, 2008 as compared to $14,804 in the prior comparable period. In the three months ended September 30, 2008 we recognized increased sales of our three OTC products to approximately the same number of chain supermarkets as in the comparable period in 2007.

      COST OF SALES - Cost of sales increased $1,681 to $14,216 during the three month period ended September 30, 2008 from $12,535 in the comparable period in 2007. In general, our cost of sales is variable to our net revenues. However, certain manufacturing events such as inventory adjustments may distort our cost of sales, and therefore our gross profit, during any particular period.

      GROSS PROFIT - Gross profit as a percentage of net revenues for the three month period ended September 30, 2008 was 15.5% as compared to 15.3% the three month period ended September 30, 2007. We do not believe that any comparison between periods is meaningful in our current stage of development and due to our limited sales to date.

      MARKETING, ADVERTISING AND PROMOTION - Marketing, advertising and promotion expenses decreased by $59,069 to $4,143 for the three-month period ended September 30, 2008 from $63,212 during the three-month period ended September 30, 2007. The decrease is primarily related a reduction in print and television media advertising and sampling programs brought about by budgetary reductions due to working capital constraints.

      SELLING, GENERAL AND ADMINISTRATIVE - Selling, general and administrative expenses decreased by $95,900 to $261,850 during the three-month period ended September 30, 2008 as compared to $357,750 in the comparable period in 2007. The decrease is primarily related to decreased charges in stock based compensation of approximately $46,000 plus decreases in wages and numerous other expense categories brought about by budgetary reductions due to working capital constraints.

      STOCK BASED COMPENSATION - We are required to record stock-based compensation when we grant options to purchase our common stock to employees and non-employees in accordance with SFAS 123R. The value of these options is calculated using the Black-Scholes option-pricing model. Stock based compensation for the three-month period ended September 30, 2007 was $45,960 and $15,101 to employees and non-employees, respectively. Since no grants were made to employees or non-employees during these periods, the amount recorded was attributable to the normal amortization of fair value of these awards into expense over the vesting period of the awards. The fair value of the existing awards became fully amortized into expenses during the quarter ended March 31, 2008. Accordingly, there is no stock based compensation expenses recorded during the three month period ended September 30, 2008.

      INTEREST EXPENSE, net - Interest expense, net decreased by $1,351 to $112,192 during the three months ended September 30, 2008 from $113,543 in the comparable period in 2007. Interest expense in each three month period is substantially all related to interest charges being accrued at 18%, annual percentage rate, on the Senior Secured Convertible Notes.

NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

      NET REVENUES - Net revenues increased $3,611 to $42,279 for the nine month period ended September 30, 2008 as compared to $38,668 in the prior comparable period. In the three months ended September 30, 2008 we recognized increased sales of our three OTC products to approximately the same number of chain supermarkets as in the comparable period in 2007.

      COST OF SALES - Cost of Sales increased $7,690 to $38,811 during the nine month period ended September 30, 2008 from $31,121 in the comparable prior period. In general, our cost of sales is variable to our net revenues. However, certain manufacturing events such as inventory adjustments may distort our cost of sales, and therefore our gross profit, during any particular period.

      GROSS PROFIT - Gross profit as a percentage of net revenues for the nine month period ended September 30, 2008 was a 8.2% compared to a 19.5% for the nine month period ended September 30, 2007. We do not believe that any comparison between periods is meaningful in our current stage of development and due to our limited sales to date.

      MARKETING, ADVERTISING AND PROMOTION - Marketing, advertising and promotion expenses decreased $135,234 to $43,392 for the nine-month period ended September 30, 2008 from $178,626 for the nine-month period ended September 30, 2007. The decrease is primarily related a reduction in print and television media advertising and sampling programs brought about by budgetary reductions due to working capital constraints.

      SELLING, GENERAL AND ADMINISTRATIVE - Selling, general and administrative expenses decreased by $81,747 to $1,048,326 during the nine-month period ended September 30, 2008 as compared to $1,130,073 in the comparable period in 2007. The decrease in the current period results from $135,545 less charges for stock based compensation expense partially offset by net increases in other expenses, including additional charges for professional services fees for expert witnesses, in the amount of $80,000, not incurred in the prior comparable period.

      RESEARCH AND DEVELOPMENT - Research and development expenses decreased by $150 to $0 for the nine-month period ended September 30, 2008 as compared to $150 in the comparable prior period in 2007. Due to working capital constraints, we suspended substantially all research and development activities at the end of 2005.

      STOCK-BASED COMPENSATION - We are required to record stock-based compensation when we grant options to purchase our common stock to employees and non-employees in accordance with SFAS 123R. The value of these options is calculated using the Black-Scholes option-pricing model. Stock based compensation for the nine-month period ended September 30, 2007 was $137,880 and $45,303 to employees and non-employees, respectively. Since no grants were made to employees or non-employees during these periods, the amount recorded was attributable to the normal amortization of fair value of these awards into expense over the vesting period of the awards. The fair value of the existing awards became fully amortized into expenses during the quarter ended March 31, 2008. The stock based compensation expenses recorded during the nine month period ended September 30, 2008 was $2,335 and $4,007 to employees and non-employees, respectively.

      INTEREST EXPENSE, net - Interest expense, net decreased by $114,412 to $336,642 during the nine months ended September 30, 2008 from $451,054 in the comparable period in 2007. The decrease results from decreased interest charges in connection with debt issuance costs and warrant costs being fully accreted on May 1, 2007. The prior comparable period in 2007 recorded four months of those charges. This decrease was partially offset by increased interest charges from May 2, 2007 to the present because the interest rate on the Senior Secured Convertible Notes increased to 18% on May 2, 2007.

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

         As of November 11, 2008 the Company has not received similar notices from the other note holders. If the Company had received similar notices from all the other remaining note holders, the Company would have recorded an additional charge for default premium on senior secured convertible notes in the amount of approximately $80,250 during the quarter ended September 30, 2008.

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

         At September 30, 2008 the Company had unrestricted cash of $1,893 and a working capital deficiency of approximately $8.34 million, excluding approximately $237,000 of accounts payable related to legal fees that we intend to contest. Our financial condition has been materially and adversely affected by regulatory and shareholder actions taken against us during 2004 and 2005.

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


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         As previously disclosed in the Company's Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2007, the Company filed a lawsuit in 2006 in the Massachusetts Superior Court against the law firm of Robinson & Cole LLP (Civil Action No. 06-4958-BLS2). Discovery in the lawsuit has been completed. Robinson & Cole has moved for partial summary judgment, or alternatively for an order IN LIMINE, to preclude the Company from measuring its damages on the basis of the drop in the value of the Company's common stock in public trading resulting from the law firm's malpractice. The Company has opposed the motion and oral argument has been heard but the court has not yet issued a ruling. The Company anticipates that the case will be scheduled for a 2009 jury trial.


ITEM 6. EXHIBITS

EXHIBIT NUMBER      DESCRIPTION OF EXHIBIT
---------------     ----------------------

31.1 Certification of Joseph Frattaroli, Acting Chief Executive Officer and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Joseph Frattaroli, Acting Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


------------

                                   SIGNATURES

         In accordance with Section 13 and 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2008.




                                           VASO ACTIVE PHARMACEUTICALS, INC.


                                           By:   /s/ Joseph Frattaroli
                                                 ------------------------------
                                                 Joseph Frattaroli
                                                 President and Acting Chief
                                                 Executive Officer Chief
                                                 Financial Officer